Form 10-Q
period 1994-09-30
ECC INTERNATIONAL CORP
filed 1994-11-14
CIK 31660

================================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1994
                              -------------------------------------------------

                                      or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                              ----------------------------  -------------------

Commission File Number:                               1-8988
                       --------------------------------------------------------

                           ECC International Corp.
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     23-1714658
- - -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

175 Strafford Avenue, Wayne, PA                                      19087-3377
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (610) 687-2600
- - -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
- - -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days.     [X] Yes     [ ] No

     As of September 30, 1994, there were 7,592,958 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

================================================================================

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                (In Thousands Except Share and Per Share Data)
                                 (Unaudited)

                                                               Three Months             Three Months
                                                                  Ended                    Ended

                                                                 9/30/94                  9/30/93
                                                                ---------                ---------
Net Sales                                                       $  20,656                $  15,407

Cost of Sales                                                      14,923                   10,738
                                                                ---------                ---------

Gross Profit                                                        5,733                    4,669
                                                                ---------                ---------

Expenses:
  Selling, General & Administrative                                 3,184                    2,756
  Systems Development                                                 208                      200
                                                                ---------                ---------

    Total Expenses                                                  3,392                    2,956
                                                                ---------                ---------

Operating Income                                                    2,341                    1,713
                                                                ---------                ---------
Other Income (Expense):
  Interest Income                                                      49                       24
  Interest Expense                                                   (357)                    (465)
  Other - Net                                                         (37)                     (91)
                                                                ---------                ---------

    Total Other Expense                                              (345)                    (532)
                                                                ---------                ---------

Income Before Income Taxes                                          1,996                    1,181

Provision for Income Taxes                                            660                      398
                                                                ---------                ---------

Net Income                                                      $   1,336                $     783
                                                                ---------                ---------
                                                                ---------                ---------

Earnings Per Common Share and
 Common Share Equivalent                                        $    0.17                $    0.13
                                                                ---------                ---------
                                                                ---------                ---------

Weighted Average Number of Common and
 Common Share Equivalents Outstanding                           7,877,395                6,178,592


       See accompanying notes to the consolidated financial statements.

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                               (Unaudited)                (Audited)
                                                                 9/30/94                   6/30/94
                                                               -----------                ---------
ASSETS

Current Assets:
  Cash                                                           $   779                   $ 2,600
  Accounts Receivable                                              5,923                     3,185
  Costs and Estimated Earnings in Excess
   of Billings on Uncompleted Contracts                           25,087                    22,921

  Inventories
    Raw Material                                                   4,388                     4,407
    Work in Process                                                3,698                     4,419
    Finished Goods                                                 1,021                     1,032

  Prepaid Expenses and other                                       1,462                     1,714
                                                                 -------                   -------

    Total Current Assets                                          42,358                    40,278

Property, Plant and Equipment - Net                               23,495                    23,117

Other Assets                                                       1,988                     1,785
                                                                 -------                   -------

    Total Assets                                                 $67,841                   $65,180
                                                                 -------                   -------
                                                                 -------                   -------


                                                                   Continued...

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (In Thousands)

                                                               (Unaudited)                (Audited)
                                                                 9/30/94                   6/30/94
                                                               -----------                ---------
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt                              $ 1,500                   $   750
  Accounts Payable                                                 2,890                     3,871
  Accrued Compensation                                             2,908                     3,222
  Advances on Long-Term Contracts                                    818                        85
  Accrued Profit Sharing                                             798                     1,264
  Other Accrued Expenses                                           2,277                     2,932
                                                                 -------                   -------

    Total Current Liabilities                                     11,191                    12,124
                                                                 -------                   -------

Deferred Income Taxes                                              1,409                     1,635
                                                                 -------                   -------

Long-Term Debt                                                    14,120                    16,818
                                                                 -------                   -------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.10 par; authorized
    20,000,000 shares at 9/30/94 and
    6/30/94; reserved for stock options
    and other obligations to issue stock,
    2,265,115 shares at 9/30/94 and
    2,320,688 shares at 6/30/94; issued
    and outstanding, 7,592,958 shares
    at 9/30/94 and 7,537,385 at 6/30/94                              759                       754
  Preferred stock, $.10 par; authorized
    1,000,000 shares at 9/30/94 and at
    6/30/94; issued and outstanding none
    at 9/30/94 and 6/30/94                                            --                        --
  Capital in Excess of Par                                        20,325                    20,203
  Stock Subscription Receivable                                       --                    (5,012)
  Cumulative Translation Adjustment                                   16                       (27)
  Retained Earnings                                               20,424                    19,088
                                                                 -------                   -------

                                                                  41,524                    35,006
  Treasury Stock, at cost,
    (50,000 shares at 9/30/94 and 6/30/94)                          (403)                     (403)
                                                                 -------                   -------

Total Stockholders' Equity                                        41,121                    34,603
                                                                 -------                   -------

Total Liabilities & Stockholders' Equity                         $67,841                   $65,180
                                                                 -------                   -------
                                                                 -------                   -------


       See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED
                          SEPTEMBER 30, 1994 AND 1993
                                (In Thousands)
                                  (Unaudited)

                                                               Three Months              Three Months
                                                                  Ended                     Ended
                                                                 9/30/94                   9/30/93
                                                               ------------              ------------
Cash Flows From Operating Activities:
  Net Income                                                     $ 1,336                   $   783
  Items Not Requiring Cash:
  Depreciation                                                       827                       814
  Deferred Income Taxes                                             (177)                       --
Changes in Certain Assets and Liabilities:
  Accounts Receivable                                             (2,738)                    1,396
  Cost and Estimated Earnings in Excess
    of Billings on Uncompleted Contracts                          (2,166)                      670
  Inventories                                                        751                      (819)
  Prepaid Expenses and Other                                         203                       312
  Accounts Payable                                                  (981)                     (359)
  Advances on Long-Term Contracts                                    733                    (1,192)
  Accrued Expenses                                                (1,435)                      643
                                                                 -------                   -------

Net Cash (Used In) Provided By Operating Activities               (3,647)                    2,248
                                                                 -------                   -------

Cash Flows From Investing Activities:
  Additions to Property, Plant and Equipment                      (1,205)                     (246)
  Other                                                             (160)                     (116)
                                                                 -------                   -------

Net Cash Used In Investing Activities                             (1,365)                     (362)
                                                                 -------                   -------

Cash Flows From Financing Activities:
  Proceeds From Issuance of Common Stock and Options               5,139                        --
  New Borrowings under Term Loan                                   9,000                        --
  New Borrowings under Revolving Credit Facility, Net              6,620                        --
  Repayment of Long-Term Debt                                    (17,568)                   (2,000)
                                                                 -------                   -------

Net Cash Provided By (Used In) Financing Activities                3,191                    (2,000)
                                                                 -------                   -------

Net Decrease in Cash                                              (1,821)                     (114)

Cash at Beginning of the Period                                    2,600                       988
                                                                 -------                   -------

Cash at End of the Period                                            779                       874
                                                                 -------                   -------
                                                                 -------                   -------

Supplemental Disclosure of  Cash Flow Information:
  Cash Paid During the Year For:
    Interest                                                     $   358                   $   456
    Income Taxes                                                 $ 1,156                   $   319


             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying statements are unaudited and have been prepared by ECC pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 1994 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management such consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods presented. The aforementioned consolidated financial statements have been prepared substantially in conformity with the accounting principles reflected in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

2. Earnings per share for the three month periods ended September 30, 1994 and 1993 are based on net income divided by the weighted average number of common share and common share equivalents outstanding.

    Common stock equivalents (stock options, warrants and Employee Stock Purchase Plan) are excluded from the calculation of per share data when their dilutive effect is not material.

3. ECC has filed claims for additional costs the Company incurred for work performed on three "build-to-print" Pop-Up-Target contracts for the U.S. Army, seeking over $3.0 million, based on deficient technical packages provided to ECC as conceded by the Army. The initial claim was filed in June 1986 and has been in litigation before the Armed Services Board of Contract Appeals since June 1989. During FY 1994, the Board issued a decision awarding the Company minimal damages on its claim. The Company has appealed the Board's decision to the United States Court of Appeals for the Federal Circuit. Management, based in-part upon advise of counsel, believes it will prevail in this appeal.

4. Effective July 1, 1994, the Company conformed its method of accounting for S,G&A costs on an interim basis to the method used for annual reporting purposes, that is, charged to operations as incurred. The effect of the change for the quarter ended September 30, 1994 was to decrease earnings by $568,000 before taxes or $0.05 per share after taxes. The Company previously allocated S,G&A costs to contracts utilizing an annualized estimated rate to absorb such costs on an interim basis.

5. Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Post employment Benefits." SFAS No. 112 requires recognition of the cost of certain benefits paid to former or inactive employees on an accrual basis and principally affects the Company's accounting for disability benefits. The impact of adopting SFAS No. 112 was immaterial.

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


a)  Material Changes in Financial Condition
    ---------------------------------------

    During the three month period ended September 30, 1994, the Company's principal sources of cash were proceeds from the new loan facility and the remaining proceeds from the private equity placement.

    These funds were used for the increase in costs and estimated earnings in excess of billings on uncompleted contracts, additions to property, plant and equipment and the repayment of the Company's existing debt. In addition, these funds were used to pay the remaining unfunded portion of the 1994 profit sharing contribution, payroll taxes and trade creditors.

    The substantial increase in accounts receivable during the first quarter of fiscal year 1995 was primarily the result of billings related to the 54 bottle vending machines as well as billings for the U.K. operation for which payments were received during the second quarter of fiscal year 1995.

    The decrease in inventory is primarily the result of continued deliveries on the 54 bottle vending machines for which inventory levels were inordinately high at June 30, 1994. The Company had originally planned on producing 600 machines in June and July and had accordingly scheduled sufficient material to meet all of June's and part of July's requirements. However, due to various delays, the Company produced only 204 units in June and therefore had on hand at June 30, 1994, and inordinate supply of vending materials.

    Advances on long term contracts increased as a result of an advance payment billed on a contract procured by the U.K. operation during the first quarter of fiscal year 1995. This advance payment was received during the second quarter of fiscal year 1995.

    The Company entered into a new loan facility with a bank on September 20, 1994 totaling $20 million. The new agreement consists of a $9 million term loan and an $11 million revolving credit facility. (See Note 6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
    1994). Proceeds from the new loan facility were used to pay the outstanding balance under the Company's revolving credit facility with its primary lender on that date. Under the new loan agreement, the Company is required to make principal payments of $375,000 in the third and fourth quarter of fiscal year 1995 and quarterly principal payments of $750,000 during fiscal year 1996.

    The Company anticipates spending approximately $5 million on capital additions for the continued expansion of both the vending and the U.K. operations as well as for the continued refurbishment of the older areas of the Orlando facility.

    Other than as stated above the Company has no other material commitments for capital expenditures. Management believes that with funds received from the recent private equity placement, the new loan facility and its projected cash flow the Company will have sufficient resources to meet current and future operating commitments.

b)  Material Changes in Results of Operations
    -----------------------------------------

    Sales increased for the period ended September 30, 1994 compared to the same period ended September 30, 1993. The increase in Sales is primarily related to the vending and U.K. operations with a marginal volume decrease in the domestic operations. The increase in the vending operations is the result of steady production of the bottle vending machines under a contract procured during the fourth quarter of fiscal year 1994. The increase in U.K. operation sales is the result of continued progress under an existing contract as well as progress on a new $19.5 million contract received during the first quarter of fiscal year 1995.

    Gross Margin as a percentage of sales decreased in the quarter ended September 30, 1994 versus the quarter ended September 30, 1993. The gross margin on domestic contracts improved in the quarter ended September 30, 1994 due to the receipt by the Company of several new contracts during late fiscal year 1994 for copies of trainers and training systems previously built by ECC and these contracts are yielding higher gross margins than originally projected. The improved gross margin on these contracts reflects lower than originally anticipated costs due to increased efficiencies achieved in producing copies of previously manufactured trainers.
    Offsetting the increase in gross margin in the domestic operation is a low gross margin on the new bottle vending machines resulting from higher start-up costs than had originally been projected.

    The bottle vending machine production line ceased operations during October to allow for quality control refinements and testing on existing units. The contractual delivery schedule of the bottle vending machines should not be affected as production was ahead of schedule. Production of these machines resumed in November and management expects the bottle vending operation to attain improved margins in subsequent quarters as efficiencies are gained and production costs come in line with original projections.

    Selling, general and administrative expenses for the quarter ended September 30, 1994 increased compared to the quarter ended September 30, 1993. This increase is primarily the result of higher marketing incentives, marketing rep commissions, technical support costs, consultant fees and freight costs related to the vending division. In addition, selling general and administrative costs of the U.K. operation increased over the same period last year. The increase in marketing rep commissions, which is based upon the amount of bottle vending units sold, reflects the fact that no bottle vending production occurred during the quarter ended September 30, 1993 and therefore no commission expense was incurred.

    The increase in selling, general, and administrative costs of the U.K. operation is the result of increased bid and proposal costs and technical support in response to increased business opportunities.

    Interest expense has decreased for the quarter ended September 30, 1994 versus the quarter ended September 30, 1993 as a result of a scheduled July principal payment on the Company's debt, thereby reducing interest expense for the quarter. The Company's new loan facility entered into on September 20, 1994 did not significantly impact interest expense for the quarter.

                          PART II.  OTHER INFORMATION

                            ECC INTERNATIONAL CORP.



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a.   Exhibits
               --------

               Exhibit 11 - Schedule of Computation of Earnings Per Share


          b.   Reports on Form 8-K
               -------------------

               None.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  ECC INTERNATIONAL CORP.


Date    November 10, 1994                         /s/ George W. Murphy
                                                  ----------------------------
                                                  George W. Murphy, President



Date    November 10, 1994                         /s/ Richard F. Thompson
                                                  ----------------------------
                                                  Richard F. Thompson
                                                  Vice President, Finance