Form 10-Q
period 1994-12-31
ECC INTERNATIONAL CORP
filed 1995-02-13
CIK 31660

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

                                       or

[  ] TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from__________________________to____________________


Commission File Number: 1-8988

                            ECC International Corp.
- - - ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                            23-1714658
- - - ------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

175 Strafford Avenue, Wayne, PA                                     19087-3377
- - - ------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (610) 687-2600
- - - ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
- - - ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                             [ X ] Yes     [  ] No

         As of December 31, 1994, there were 7,633,389 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                  SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993
                 (In Thousands Except Share and Per Share Data)
                                  (Unaudited)

                                                                Six Months               Six Months
                                                                  Ended                    Ended
                                                                 12/31/94                 12/31/93
                                                                ----------              -----------
Net Sales                                                       $  43,332                $  30,224

Cost of Sales                                                      32,187                   21,616
                                                                ---------                ---------

Gross Profit                                                       11,145                    8,608
                                                                ---------                ---------

Expenses:
  Selling, General & Administrative                                 6,188                    5,657
  Systems Development                                                 681                      362
                                                                ---------                ---------

      Total Expenses                                                6,869                    6,019
                                                                ---------                ---------

Operating Income                                                    4,276                    2,589
                                                                ---------                ---------

Other Income (Expense):
  Interest Income                                                      76                       42
  Interest Expense                                                   (673)                    (905)
  Other - Net                                                         (32)                    (141)
                                                                ---------                ---------

      Total Other Expense                                            (629)                  (1,004)
                                                                ---------                ---------

Income Before Income Taxes                                          3,647                    1,585

Provision for Income Taxes                                          1,122                      444
                                                                ---------                ---------

Net Income                                                      $   2,525                $   1,141
                                                                =========                =========

Earnings Per Common Share and
 Common Share Equivalent                                        $    0.32                $    0.18
                                                                =========                =========

Weighted Average Number of Common and
   Common Share Equivalents Outstanding                         7,924,471                6,380,879




        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                 (In Thousands Except Share and Per Share Data)
                                  (Unaudited)

                                                                Three Months             Three Months
                                                                   Ended                    Ended
                                                                 12/31/94                  12/31/93
                                                                -----------              ------------
Net Sales                                                       $  22,676                $  14,817

Cost of Sales                                                      17,264                   10,878
                                                                ---------                ---------

Gross Profit                                                        5,412                    3,939
                                                                ---------                ---------

Expenses:
  Selling, General & Administrative                                 3,004                    2,901
  Systems Development                                                 473                      162
                                                                ---------                ---------

      Total Expenses                                                3,477                    3,063
                                                                ---------                ---------

Operating Income                                                    1,935                      876
                                                                ---------                ---------

Other Income (Expense):
  Interest Income                                                      27                       18
  Interest Expense                                                   (316)                    (440)
  Other - Net                                                           5                      (50)
                                                                ---------                ---------

      Total Other Expense                                            (284)                    (472)
                                                                ---------                ---------

Income Before Income Taxes                                          1,651                      404

Provision for Income Taxes                                            462                       46
                                                                ---------                ---------

Net Income                                                      $   1,189                $     358
                                                                =========                =========

Earnings Per Common Share and
 Common Share Equivalent                                        $    0.15                $    0.05
                                                                =========                =========

Weighted Average Number of Common and
   Common Share Equivalents Outstanding                         7,856,795                6,493,549




        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                             (Unaudited)             (Audited)
                                                                               12/31/94               6/30/94
                                                                             -----------             ---------
ASSETS

Current Assets:
  Cash                                                                       $ 3,377                  $ 2,600
  Accounts Receivable                                                          4,754                    3,185
  Costs and Estimated Earnings in Excess
    of Billings on Uncompleted Contracts                                      30,903                   22,921

  Inventories
   Raw Material                                                                5,419                    4,407
   Work in Process                                                             2,838                    4,419
   Finished Goods                                                              1,293                    1,032

   Prepaid Expenses and Other                                                  1,848                    1,714
                                                                             -------                  -------
    Total Current Assets                                                      50,432                   40,278

Property, Plant and Equipment - Net                                           24,108                   23,117

Other Assets                                                                   2,216                    1,785
                                                                             -------                  -------
    Total Assets                                                             $76,756                  $65,180
                                                                             =======                  =======





                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Thousands)

                                                                           (Unaudited)               (Audited)
                                                                            12/31/94                  6/30/94
                                                                           -----------              -----------
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Current Portion of Long-Term Debt                                         $ 2,250                  $   750
   Accounts Payable                                                            5,035                    3,871
   Accrued Compensation                                                        3,707                    3,222
   Advances on Long-Term Contracts                                             1,422                       85
   Accrued Profit Sharing                                                        726                    1,264
   Other Accrued Expenses                                                      2,731                    2,932
                                                                             -------                  -------
     Total Current Liabilities                                                15,871                   12,124
                                                                             -------                  -------
Deferred Income Taxes                                                          1,451                    1,635
                                                                             -------                  -------
Long-Term Debt                                                                16,885                   16,818
                                                                             -------                  -------
Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.10 par; authorized
   20,000,000 shares at 12/31/94 and
   6/30/94; reserved for stock options
   and other obligations to issue stock,
   2,305,557 shares at 12/31/94 and
   2,320,688 shares at 6/30/94; issued
   and outstanding, 7,633,389 shares
   at 12/31/94 and 7,537,385 at 6/30/94                                          763                       754
  Preferred stock, $.10 par; authorized
   1,000,000 shares at 12/31/94 and at
   6/30/94; issued and outstanding none
   at 12/31/94 and 6/30/94                                                        --                       --
Capital in Excess of Par                                                      20,580                   20,203
Stock Subscription Receivable                                                     --                   (5,012)
  Cumulative Translation Adjustment                                               (4)                     (27)
  Retained Earnings                                                           21,613                   19,088
                                                                             -------                  -------
                                                                              42,952                   35,006
    Treasury Stock, at cost,
      (50,000 shares at 12/31/94 and 6/30/94)                                   (403)                    (403)
                                                                             -------                  -------
Total Stockholders' Equity                                                    42,549                   34,603
                                                                             -------                  -------
Total Liabilities & Stockholders' Equity                                     $76,756                  $65,180
                                                                             =======                  =======

       See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1994 AND 1993
                                 (In Thousands)
                                  (Unaudited)

                                                                                    Six Months                Six Months
                                                                                       Ended                     Ended
                                                                                     12/31/94                  12/31/93
                                                                                    ----------                ----------
Cash Flows From Operating Activities:
   Net Income                                                                        $ 2,525                   $ 1,141
   Items Not Requiring Cash:
   Depreciation                                                                        1,674                     1,508
   Deferred Income Taxes                                                                (129)                       --
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                                                (1,569)                    2,351
   Cost and Estimated Earnings in Excess
     of Billings on Uncompleted Contracts                                             (7,982)                    1,625
   Inventories                                                                           308                    (1,404)
   Prepaid Expenses and Other                                                           (189)                      (69)
   Accounts Payable                                                                    1,164                    (1,029)
   Advances on Long-Term Contracts                                                     1,337                    (1,834)
   Accrued Expenses                                                                     (254)                      545
                                                                                     -------                   -------
Net Cash (Used In) Provided By Operating Activities                                   (3,115)                    2,834
                                                                                     -------                   -------

Cash Flows From Investing Activities:
  Additions to Property, Plant and Equipment                                          (2,665)                     (701)
  Other                                                                                 (408)                       24
                                                                                     -------                   -------
Net Cash Used In Investing Activities                                                 (3,073)                     (677)
                                                                                     -------                   -------
Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock and Options                                  5,398                       225
   New Borrowings under Term Loan                                                      9,000                        --
   New Borrowings under Revolving Credit Facility, Net                                10,135                        --
   Repayment of Long-Term Debt                                                       (17,568)                   (2,000)
                                                                                     -------                   -------
Net Cash Provided By (Used In) Financing Activities                                    6,965                    (1,775)
                                                                                     -------                   -------
Net Increase in Cash                                                                     777                       382

Cash at Beginning of the Period                                                        2,600                       988
                                                                                     -------                   -------
Cash at End of the Period                                                              3,377                     1,370
                                                                                     =======                   =======
Supplemental Disclosure of  Cash Flow Information:
  Cash Paid During the Year For:
    Interest                                                                         $   369                   $   876
    Income Taxes                                                                     $ 1,839                   $   719


        See accompanying notes to the consolidated financial statements.

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

2.  Earnings per share for the six and three month periods ended
    December 31, 1994 and 1993 are based on net income divided by the weighted average number of common share and common share equivalents outstanding.

    Common stock equivalents (stock options, warrants and Employee Stock Purchase Plan) are excluded from the calculation of per share data when their dilutive effect is not material.

3. ECC filed claims for additional costs the Company incurred for work performed on three "build-to-print" Pop-Up-Target contracts for the U.S. Army, seeking over $3.0 million, based on deficient technical packages provided to ECC as conceded by the Army. The initial claim was filed in June 1986 and was in litigation before the Armed Services Board of Contract Appeals since June 1989. During FY 1994, the Board issued a decision awarding the Company minimal damages on its claim. The Company appealed the Board's decision to the United States Court of Appeals for the Federal Circuit, which recently denied the Company's appeal. Accordingly, the Company took a one time write off of costs included in inventory amounting to $994,000 ($634,000 after tax equal to $0.08 per share) in both the quarter and six month periods ended December 31, 1994.

4. Effective July 1, 1994, the Company conformed its method of accounting for S,G&A costs on an interim basis to the method used for annual reporting purposes, that is, charged to operations as incurred. The effect of the change for the six and three month periods ending December 31, 1994 was to decrease earnings before taxes by $732,000 and $164,000 respectively or $0.06 and $0.01 per share after taxes. The Company previously allocated S,G&A costs to contracts utilizing an annualized estimated rate to absorb such costs on an interim basis.

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

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


a)  Material Changes in Financial Condition

    During the six month period ended December 31, 1994 the Company's principal sources of cash were proceeds from the new loan facility, the exercise of stock options, and the remaining proceeds from the private equity placement. The principal uses of these funds were to repay the Company's previous bank debt and to finance the increase in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, additions to property, plant and equipment and the funding of the Company's Profit Sharing Plan.

    The increase in accounts receivable of $1.6 million was primarily the result of a large milestone billing by the U.K. operation and the timing of progress payments of the domestic operation billed in December and payments received in January 1995.

    The substantial increase in cost and estimated earnings on uncompleted contracts of approximately $8.0 million resulted as progress continues on contracts received in late fiscal year 1993 and fiscal year 1994. Typically, new contracts will continue to have increasing cost and estimated earnings on uncompleted contracts until deliveries commence. During the current fiscal year, cost and estimated earnings on uncompleted contracts will continue to increase although scheduled deliveries on certain contracts will partially offset this increase.

    The raw material inventory increased $1.0 million primarily due to the vending operation being in volume production. The higher production level not only increased the raw material inventory but also resulted in increased accounts payable.
    The work in process inventory decreased primarily due to the write-off of the Company's Pop-Up-Target claim as disclosed in
    Note 3. Also, frozen vending units in process as of June 30, 1994 have been completed. Substantially all of these machines have been sold as of December 31, 1994.

    The Company entered into a new loan facility with a bank on September 20, 1994 totaling $20 million. The new agreement consists of a $9 million term loan and an $11 million revolving credit facility. (See Note 6 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30,
    1994). Proceeds from the new loan facility were used to pay the outstanding balance under the Company's revolving credit facility with its primary lender on that date. Under the new loan agreement, the Company is required to make principal payments of $375,000 in the third and fourth quarter of fiscal year 1995 and quarterly principal payments of $750,000 during fiscal year 1996. The Company paid the first scheduled principal payment of $375,000 in the third quarter of fiscal year 1995.

    Advances on long term contracts increased as a result of a milestone payment billed on a contract of the U.K. operation.

    The Company paid during the six month period ended December
    31, 1994 both the unfunded portion of the 1994 profit sharing contribution and the first quarter 1995 profit sharing contribution.

    ECC anticipates spending a total of approximately $5.0 million on capital additions during fiscal year 1995 for the continued expansion of both the vending and the U.K. operations as well as for the continued refurbishment of the older areas of the Orlando facility.

    Due to the continued growth of the training operation, the Company signed a lease in January 1995 for 72,520 square feet of space near the Orlando facility in which both the new frozen food machine and the bottle vending machine will be produced. The move to this new location will be accomplished late in the third quarter with no delays in production anticipated. Included in the $5.0 million of capital additions is the value of leasehold improvements necessary to ready this new facility for vending production.

    Other than stated above the Company has no other material commitments for capital expenditures. Management believes that with funds received from the recent private equity placement, the new loan facility and its projected cash flow the Company will have sufficient resources to meet current and future operating commitments.


b)  Material Changes in Results of Operations

    Sales increased for the six and three month periods ended December 31, 1994 as compared to the same periods ended December 31, 1993. The increase in Sales is primarily the result of increased volume Company wide, particularly in the vending and U.K. operations. The increase in sales volume for the vending operation is the result of increases in production of the bottle vending machines under a contract procured during the fourth quarter of fiscal year 1994. The increase in U.K. operation sales is the result of continued progress under an existing contract as well as progress on a $19.5 million contract received during the first quarter of fiscal year 1995.

    Gross margin as a percentage of sales decreased for the six and three month periods ended December 31, 1994 versus the same periods ended December 31, 1993. The decrease is primarily due to the write-off of costs associated with the Company's Pop-Up-Target claim as disclosed in Note 3 and a decrease in gross margin experienced by the U.K. operation on one of its existing contracts. In addition, the new bottle vending machines have experienced a low gross margin resulting from higher start-up costs than had originally been projected. The gross margin in the bottle vending operation has improved modestly during the quarter ended December 31, 1994 and management believes margins will continue to improve over the remainder of fiscal year 1995 as efficiencies are gained and production costs come in line with original projections.

    Offsetting the write-off, decrease in the U.K. operations' margin and the low margin in the bottle vending operation is an improved margin on domestic contracts. The gross margin on domestic contracts improved due to the receipt by the Company of several new contracts during late fiscal year 1994 for copies of trainers and training systems previously built by ECC and these contracts are yielding higher gross margins than originally projected. The improved gross margin on these contracts reflects lower than originally anticipated costs due to increased efficiencies achieved in producing copies of previously manufactured trainers.

    Selling, general and administrative expenses for the six and three month periods ended December 31, 1994 increased 9.4% and 3.6%, respectively, as compared to the six and three month periods ended December 31, 1993. The increase is primarily the result of marketing rep commissions, technical support costs, consultant fees and out bound freight costs related to the vending operation. In addition, selling, general and administrative costs of the U.K. operation increased over the same periods last year.

    The increase in marketing rep commissions, which is based upon the amount of bottle vending units sold, reflects the fact that no bottle vending production occurred during the six and three month periods ended December 31, 1993 and, therefore, no commission expense was incurred. Similarly, the increases in technical support costs, consultant fees and out bound freight costs reflect that there was limited activity in the vending operation during the corresponding periods in the prior year.

    The increase in selling, general and administrative costs of the U.K. operation is the result of higher salaries as well as an increase in accounting and legal fees primarily associated with the negotiation of the Company's new debt agreement and building lease.

    Systems development expense increased substantially for the quarter and six month period ended December 31, 1994 versus the quarter and six month period ended December 31, 1993.
    This is a result of development costs associated with the new model frozen vending machine which is expected to be ready for mass production during the third quarter of fiscal year 1995.

    Interest expense has decreased for the quarter and six month period ended December 31, 1994 versus the corresponding periods in the prior year as a result of the Company's new loan facility which was negotiated under more favorable terms.

                          PART II.  OTHER INFORMATION

                            ECC INTERNATIONAL CORP.




Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on November 16, 1994, the following proposals were adopted by the vote specified below:

                                                                                     Broker
         Proposal                                 For              Against          Abstain        NonVotes

         1)     To elect the Board
                of Directors

                Julian Demora                     5,648,532            2,300            -            -
                George L. Frye, Jr.               5,648,011            2,821            -            -
                Max M. Kampelman                  5,645,732            5,100            -            -
                Martin S. Kaplan                  5,647,382            3,450            -            -
                Herbert Krasnow                   5,641,807            9,025            -            -
                Jesse Krasnow                     5,646,882            3,950            -            -
                Thomas E. McGrath                 5,650,132              700            -            -
                George W. Murphy                  5,647,206            3,626            -            -


         2)     Ratification of
                Coopers & Lybrand
                as auditors                       5,598,900           31,266        20,666           -


Item 6.  Exhibits and Reports on Form 8-K

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




                                             ECC INTERNATIONAL CORP.


Date     February 10, 1995                  /s/ George W. Murphy
        ------------------------            ---------------------------------
                                                George W. Murphy, President





Date     February 10, 1995                   /s/ Richard F. Thompson
        ------------------------            ---------------------------------
                                                 Richard F. Thompson
                                                 Vice President, Finance