Form 10-Q
period 1995-03-31
ECC INTERNATIONAL CORP
filed 1995-05-12
CIK 31660

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1995
                               -------------------------------------------------

                                      or

[   ] TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  -------------------------

Commission File Number:                          1-8988
                        --------------------------------------------------------

                            ECC International Corp.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                             23-1714658
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

175 Strafford Avenue, Wayne, PA                                       19087-3377
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (610) 687-2600
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
- --------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days.  [ X ] Yes     [   ] No

         As of March 31, 1995, there were 7,600,889 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.


- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                   NINE MONTHS ENDED March 31, 1995 AND 1994
                 (In Thousands Except Share and Per Share Data)
                                  (Unaudited)
                                                              Nine Months               Nine Months
                                                                 Ended                     Ended

                                                                3/31/95                   3/31/94
                                                               ----------               ----------
Net Sales                                                      $   72,164               $   45,991

Cost of Sales                                                      54,995                   32,527
                                                               ----------               ----------

Gross Profit                                                       17,169                   13,464
                                                               ----------               ----------

Expenses:
  Selling, General & Administrative                                 9,193                    8,426
  Systems Development                                                 880                      465
                                                               ----------               ----------

      Total Expenses                                               10,073                    8,891
                                                               ----------               ----------

Operating Income                                                    7,096                    4,573
                                                               ----------               ----------

Other Income (Expense):
  Interest Income                                                     745                      324
  Interest Expense                                                 (1,045)                  (1,309)
  Other - Net                                                         (18)                    (355)
                                                               ----------               ----------

      Total Other Expense                                            (318)                  (1,340)
                                                               ----------               ----------

Income Before Income Taxes                                          6,778                    3,233

Provision for Income Taxes                                          2,382                      988
                                                               ----------               ----------

Net Income                                                     $    4,396               $    2,245
                                                               ==========               ==========

Earnings Per Common Share and
 Common Share Equivalents                                      $     0.56               $     0.33
                                                               ==========               ==========

Weighted Average Number of Common Share
  and Common Share Equivalents Outstanding                      7,912,489                6,722,240


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED March 31, 1995 AND 1994
                 (In Thousands Except Share and Per Share Data)
                                  (Unaudited)
                                                              Three Months             Three Months
                                                                 Ended                     Ended

                                                                3/31/95                   3/31/94
                                                               ----------               ----------
Net Sales                                                      $   28,832               $   15,767

Cost of Sales                                                      22,808                   10,911
                                                               ----------               ----------

Gross Profit                                                        6,024                    4,856
                                                               ----------               ----------

Expenses:
  Selling, General & Administrative                                 3,005                    2,769
  Systems Development                                                 200                      103
                                                               ----------               ----------

      Total Expenses                                                3,205                    2,872
                                                                ---------                ---------

Operating Income                                                    2,819                    1,984
                                                               ----------               ----------

Other Income (Expense):
  Interest Income                                                     669                      282
  Interest Expense                                                   (372)                    (404)
  Other - Net                                                          15                     (214)
                                                               ----------               ----------

      Total Other Income (Expense)                                    312                     (336)
                                                               ----------               ----------

Income Before Income Taxes                                          3,131                    1,648

Provision for Income Taxes                                          1,260                      544
                                                               ----------               ----------

Net Income                                                     $    1,871               $    1,104
                                                               ==========               ==========

Earnings Per Common Share and
 Common Share Equivalents                                      $     0.24               $     0.15
                                                               ==========               ==========

Weighted Average Number of Common Share
 and Common Share Equivalents Outstanding                       7,909,480                6,969,038


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                           (Unaudited)              (Audited)
                                                                             3/31/95                 6/30/94
                                                                          -------------            -----------
ASSETS

Current Assets:
 Cash                                                                        $ 2,742                  $ 2,600
 Accounts Receivable                                                           9,932                    3,185
 Costs and Estimated Earnings in Excess
  of Billings on Uncompleted Contracts                                        32,768                   22,921

 Inventories
   Raw Material                                                                5,693                    4,407
   Work in Process                                                             2,441                    4,419
   Finished Goods                                                              1,191                    1,032
 Prepaid Expenses and Other                                                    1,633                    1,714
                                                                             -------                  -------

   Total Current Assets                                                       56,400                   40,278

Property, Plant and Equipment - Net                                           23,978                   23,117

Other Assets                                                                   1,813                    1,785
                                                                             -------                  -------

   Total Assets                                                              $82,191                  $65,180
                                                                             =======                  =======


                                                                                                 Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Thousands)

                                                                            (Unaudited)               (Audited)
                                                                              3/31/95                  6/30/94
                                                                            -----------             -----------
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Current Portion of Long-Term Debt                                         $ 2,625                  $   750
   Accounts Payable                                                            7,652                    3,871
   Accrued Compensation                                                        2,848                    3,222
   Advances on Long-Term Contracts                                                78                       85
   Accrued Profit Sharing                                                      1,424                    1,264
   Other Accrued Expenses                                                      3,745                    2,932
                                                                             -------                  -------

       Total Current Liabilities                                              18,372                   12,124
                                                                             -------                  -------

Deferred Income Taxes                                                          1,451                    1,635
                                                                             -------                  -------

Long-Term Debt                                                                16,707                   16,818
                                                                             -------                  -------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.10 par; authorized
    20,000,000 shares at 3/31/95 and
    6/30/94; reserved for stock options
    and other obligations to issue stock,
    2,214,485 shares at  3/31/95 and
    2,320,688 shares at 6/30/94; issued
    and outstanding, 7,600,889 shares
    at 3/31/95 and 7,537,385 at 6/30/94                                          760                      754
   Preferred stock, $.10 par; authorized
    1,000,000 shares at 3/31/95 and at
    6/30/94; issued and outstanding, none
    at 3/31/95 and 6/30/94                                                        --                       --
   Capital in Excess of Par                                                   21,336                   20,203
   Stock Subscription Receivable                                                  --                   (5,012)
   Cumulative Translation Adjustment                                              81                      (27)
   Retained Earnings                                                          23,484                   19,088
                                                                             -------                  -------
                                                                              45,661                   35,006
   Treasury Stock, at cost,
    (50,000 shares at 6/30/94)                                                    --                     (403)
                                                                             -------                  -------

Total Stockholders' Equity                                                    45,661                   34,603
                                                                             -------                  -------

Total Liabilities & Stockholders' Equity                                     $82,191                  $65,180
                                                                             =======                  =======

                See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTHS ENDED
                            March 31, 1995 AND 1994
                                 (In Thousands)
                                  (Unaudited)
                                                                                     Nine Months               Nine Months
                                                                                        Ended                     Ended
                                                                                       3/31/95                   3/31/94
                                                                                    ------------               -----------
Cash Flows From Operating Activities:
   Net Income                                                                       $  4,396                   $ 2,245
   Items Not Requiring Cash:
   Depreciation                                                                        2,583                     2,340
   Deferred Income Taxes                                                                (184)                     (273)
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                                                (6,747)                    4,670
   Cost and Estimated Earnings in Excess
       of Billings on Uncompleted Contracts                                           (9,847)                   (2,952)
   Inventories                                                                           533                      (710)
   Prepaid Expenses and Other                                                             81                       273
   Accounts Payable                                                                    3,781                    (1,046)
   Advances on Long-Term Contracts                                                        (7)                   (1,648)
   Accrued Expenses                                                                    1,706                     2,338
                                                                                     -------                   -------

Net Cash (Used In) Provided By Operating Activities                                   (3,705)                    5,237
                                                                                     -------                   -------

Cash Flows From Investing Activities:
   Additions to Property, Plant and Equipment                                         (3,445)                   (2,063)
   Other                                                                                  80                        58
                                                                                     -------                   -------

Net Cash Used In Investing Activities                                                 (3,365)                   (2,005)
                                                                                     -------                   -------

Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock and Options                                  5,447                       985
   New Borrowings under Term Loan                                                      9,000                        --
   New Borrowings under Revolving Credit Facility, Net                                10,708                        --
   Repayment of Long-Term Debt                                                       (17,943)                   (4,000)
                                                                                     -------                   -------

Net Cash Provided By (Used In) Financing Activities                                    7,212                    (3,015)
                                                                                     -------                   -------

Net Increase in Cash                                                                     142                       217

Cash at Beginning of the Period                                                        2,600                       988
                                                                                     -------                   -------

Cash at End of the Period                                                              2,742                     1,205
                                                                                     =======                   =======

Supplemental Disclosure of Cash Flow Information:
 Cash Paid During the Year For:
   Interest                                                                          $   732                   $ 1,269
   Income Taxes                                                                      $ 1,839                   $   723

                See accompanying notes to the consolidated financial statements.

      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
      ----------------------------------------------------

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

2.  Earnings per share for the nine and three month periods ended
    March 31, 1995 and 1994 are based on net income divided by the weighted average number of common share and common share equivalents outstanding.

    Common stock equivalents (stock options, warrants and Employee Stock Purchase Plan) are excluded from the calculation of per share data when their dilutive effect is not material.

3. ECC filed claims for additional costs the Company incurred for work performed on three "build-to-print" Pop-Up-Target contracts for the U.S. Army, seeking over $3.0 million, based on deficient technical packages provided to ECC as conceded by the Army. The initial claim was filed in June 1986 and was in litigation before the Armed Services Board of Contract Appeals since June 1989. During FY 1994, the Board issued a decision awarding the Company minimal damages on its claim. The Company appealed the Board's decision to the United States Court of Appeals for the Federal Circuit, which denied the Company's appeal during the second quarter of fiscal year 1995. Accordingly, the Company took a one time write off of costs included in inventory amounting to $994,000 ($634,000 after tax equal to $0.08 per share) in the second quarter of fiscal year 1995.

4. Effective July 1, 1994, the Company conformed its method of accounting for S,G&A costs on an interim basis to the method used for annual reporting purposes, that is, charged to operations as incurred. The effect of the change for the nine month period ending March 31, 1995 was to decrease earnings before taxes by $593,000 or $0.05 per share after taxes. The effect of the change for the three month period ending March 31, 1995 was to increase earnings before taxes by $138,000 or $0.01 per share after taxes. The Company previously allocated S,G&A costs to contracts utilizing an annualized estimated rate to absorb such costs on an interim basis.

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

6. On April 6, 1995 the Company executed an Amendment to its revolving credit facility providing for a temporary increase in its line of credit. The Amendment allows the Company to borrow up to $17 million under the revolving credit portion of the loan facility. The terms of the amendment require that borrowings under the temporary line ($6.0 million) be repaid on, the earlier of, the date of the Company's receipt of a certain contract delivery payment or September 30, 1995. Thereafter, the original payment terms of the loan facility will be in effect.

           ECC INTERNATIONAL CORP. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


a)  Material Changes in Financial Condition
    ---------------------------------------

    During the nine month period ended March 31, 1995 the Company's principal sources of cash were proceeds from the new loan facility, the exercise of stock options, and the remaining proceeds from the private equity placement. The principal uses of these funds were to repay the Company's previous bank debt and to finance the increases in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts as well as additions to property plant and equipment.

    The increase in accounts receivable of approximately $6.7 million was primarily due to domestic operation progress payment and delivery billings in late March for which substantially all payments were received in April 1995.

    The increase in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $9.8 million is the result of continued progress on the Company's major contracts. Costs and estimated earnings on uncompleted contracts are expected to increase through the first quarter of fiscal year 1996, although this increase will be partially offset by deliveries on certain contracts during the fourth quarter of fiscal year 1995 and first quarter of fiscal year 1996.

    Raw material inventory increased approximately $1.3 million due to volume production of the bottle vending operation. Raw material levels have increased in order to support production capacity and delivery requirements under a bottle vending contract.

    Work in process inventory decreased primarily as a result of the write-off of the Company's Pop-Up-Target claim as disclosed in Note 3. In addition, frozen vending units in process as of June 30, 1994 were completed and sold during the first and second quarter of fiscal year 1995.

    The increase in accounts payable of approximately $3.8 million is primarily the result of increased material requirements in the bottle vending operation, as well as, raw material purchase requirements under one of the Company's major contracts.

    Other accrued expenses increased over June 30, 1994 primarily due to marketing rep commissions related to the vending operation as well as withholdings under the Employee Stock Purchase Plan. In addition, other accrued expenses include interest payable under the new loan facility. There was no interest payable at June 30, 1994.

    The increase in capital in excess of par is primarily the result of the purchases of stock under Employee Stock Purchase Plans, the exercise of employee options, as well as a tax benefit received from the exercise of employee stock options under one of the Company's Stock Option Plans. This increase was offset by the retirement of 50,000 shares of Treasury Stock during the third quarter of fiscal year 1995.

    The Company entered into a new loan facility with a bank on September 20, 1994 totaling $20 million. The agreement consists of a $9 million term loan and an $11 million revolving credit facility. (See Note 6 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1994.) Proceeds from the new loan facility were used to pay the outstanding balance under the Company's revolving credit facility with its primary lender on that date.

  On April 6, 1995 the Company executed an Amendment to its revolving credit facility providing for a temporary increase in its line of credit. The Amendment allows the Company to borrow up to $17 million under the revolving credit portion of the loan facility. The terms of the amendment require that borrowings under the temporary line ($6.0 million) be repaid on, the earlier of, the date of the Company's receipt of a certain contract delivery payment or September 30, 1995. Thereafter, the original payment terms of the loan facility will be in effect.

  Under the original loan agreement, the Company is required to make principal payments of $375,000 in the third and fourth quarter of fiscal year 1995 and quarterly principal payments of $750,000 during fiscal year 1996.

  ECC anticipates spending a total of approximately $5.0 million on capital additions and leasehold improvements during fiscal year 1995 for the continued expansion of both the vending and UK operations as well as for the refurbishment of the older areas of the Orlando facility.

  During the third quarter of fiscal year 1995, the Company entered into a building lease providing 72,520 square feet of space near the existing Orlando facility. The additional space will house both the bottle vending and frozen vending production facilities. The vending operation completed the transition to the new facility in late March without delays in production.

  Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with funds received from the private equity placement, the new loan facility as amended, and projected cash flow, the Company will have sufficient resources to meet current and future operating commitments.

b)  Material Changes in Results of Operations
    -----------------------------------------

    Sales increased for the nine and three month periods ended March 31, 1995 as compared to the same periods ended March 31, 1994. The increase in Sales is primarily the result of increased volume Company wide, particularly in the vending and
    UK operations.   The increase in sales volume for the vending
    operation is the result of continued production of the bottle vending machines under a contract procured during the fourth quarter of fiscal year 1994. The increase in UK operation sales is the result of continued progress under an existing contract as well as progress on a $19.5 million contract received during the first quarter of fiscal year 1995.

    Gross margin as a percentage of sales decreased for both the nine and three month periods ended March 31, 1995 versus the same periods ended March 31, 1994. The decrease was due to gross margin adjustments on certain contracts of the domestic and UK operations. An adjustment was taken to the gross margin on a cost plus incentive fee contract of the domestic operation during the third quarter of fiscal year 1995, due to higher than originally anticipated costs. The additional costs will be recovered; however, a reduction of the incentive fee portion of the contract will result, thus reducing the overall contract gross margin. Higher contract costs than originally anticipated were also incurred on a contract of the UK operation during the third quarter of fiscal year 1995, due to additional training requirements being identified, resulting in a reduction of the contract gross margin. In addition, overtime requirements in an effort to meet milestone deadlines further increased contract costs on this contract.

    The write-off of costs associated with the Company's Pop-Up-Target claim as disclosed in Note 3 further reduced gross margin for the nine month period ended March 31, 1995. However, these decreases to gross margin were partially offset by an improved margin, during the third quarter, in the bottle vending operations as efficiencies are being gained and production costs are coming in line with original projections.

    Selling, general and administrative expenses for the nine and three month periods ended March 31, 1995 increased 9.1% and 8.5%, respectively, as compared to the nine and three month periods ended March 31, 1994. The increase is primarily the result of marketing rep commissions, technical support costs, consulting fees and out bound freight costs related to the vending operation, as well as, an increase in selling, general and administrative costs of the UK operation. The increases in vending and UK operation selling, general and administrative costs were partially offset by a decrease in bid and proposal costs and legal expenses in the domestic operation over the same periods last year.

    The increase in marketing rep commissions, which is based upon the amount of bottle vending units sold, reflects that no bottle vending production occurred during the nine and three month periods ended March 31, 1994, and therefore, no commission expense was incurred. Similarly, the increases in technical support costs, consultant fees and out bound freight costs reflect that there was limited activity in the vending operation during the corresponding periods in the prior year.

    The increase in selling, general and administrative costs of the UK operation is the result of higher salaries as well as an increase in accounting and legal fees primarily associated with the negotiation of the Company's new debt agreement during the first quarter of fiscal year 1995 and building lease during the second quarter of fiscal year 1995.

  Systems development expense increased substantially for the nine and three month periods ended March 31, 1995 versus the corresponding periods in the prior year. This is a result of development costs associated with the new frozen vending machine which will begin mass production in the fourth quarter of fiscal year 1995.

  Interest income increased in both the nine month and three month periods ended March 31, 1995 versus the corresponding periods in the prior year. This increase is the result of interest due the Company based on the IRS look-back method of accounting for long-term contracts.

  Interest expense decreased for the nine month and three month periods ended March 31, 1995 versus the corresponding periods in the prior year as a result of the Company's new loan facility which was negotiated under more favorable terms.

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

                                   SIGNATURES
                                   ----------



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ECC INTERNATIONAL CORP.


Date            May 12, 1995                    /s/ George W. Murphy
          -------------------------             ------------------------------
                                                George W. Murphy, President





Date            May 12, 1995                    /s/ Richard F. Thompson
          -------------------------             ------------------------------
                                                Richard F. Thompson
                                                Vice President, Finance