Form 10-K405
period 1995-06-30
ECC INTERNATIONAL CORP
filed 1995-09-27
CIK 31660

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       June 30, 1995
                          ------------------------------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number                              1-8988
                      ----------------------------------------------------------

                            ECC INTERNATIONAL CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                                 23-1714658
- ----------------------------------------------------------------------------------------------------------
(State of other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification Number)

175 Strafford Avenue, Suite 116, Wayne, Pennsylvania                                   19087
- ----------------------------------------------------------------------------------------------------------
     (Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code          (610) 687-2600
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
- -------------------                    -----------------------------------------
       None                                                 None
- -------------------                    -----------------------------------------


          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.10 Per Share
- --------------------------------------------------------------------------------
                                (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           /X/ YES             / / NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   /X/

As of August 9, 1995, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $78,346,205. (This figure was computed on the basis of the closing price for the Registrant's Common Stock on August 9, 1995 using the number of shares held on August 9, 1995 by stockholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding Common Stock. The characterization of such officers, directors and 10% stockholders as affiliates is for purposes of the computation only and should not be construed as an admission for any purpose whatsoever that any of such persons are, in fact, affiliates of the Registrant.)

As of August 9, 1995 there were 7,657,846 shares of the Registrant's Common Stock, $0.10 par value per share, issued and outstanding.

Information with respect to directors in Item 10 and the information required by Items 11-13 is incorporated by reference to the proxy material of the Registrant in connection with its Annual Meeting of Shareholders scheduled for the week of December 4, 1995.

The Exhibit Index is located on pages 40 through 43.

                                     PART I

Item 1.  Business.

    (a)  General Development of Business.

         (1) ECC International Corp., a Delaware corporation organized in 1969 (the "Company"), designs, manufactures, and markets computer-controlled simulators used primarily for training personnel to perform maintenance and operator procedures on military weapons systems. The Company's simulators measure performance as a trainee operates the equipment, conducts equipment tests, diagnoses programmed malfunctions, and takes corrective actions. The Company's equipment is used by all four branches of the U.S. Armed Services as well as numerous foreign governments for familiarization, operator training and maintenance training for aircraft, missiles, submarines, surface ships, tanks, combat vehicles, and radar systems.

                 The Company's systems also have application in industrial and vocational training programs, such as control room simulators for power plants.

                 The Company also offers training and educational products to purchasers of its simulators and to others. These products consist of the development of training programs and curricula, development of multi media programs and computer-based training, preparation of training handbooks, and instruction on the use of the Company's simulators.

                 The Company designs and manufactures substantially all of the components of its simulator systems, with the exception of certain equipment such as commercially available computers, CRTs, disk drives and printers, which it purchases. The Company is not dependent on any one supplier for raw materials or computer related equipment used in or sold as part of its systems.

                 The Company's systems are marketed through a direct sales force located in Wayne, Pennsylvania, and Sussex, England and by independent international sales representatives located in 17 foreign countries.

                 In fiscal year 1992, the Company began to manufacture, under license from Deutsche Wurlitzer GmbH, a frozen food product vending machine, during which time orders for a limited number of units were received. First deliveries of these units were made in December 1992 and a total of approximately 500 machines were manufactured and sold during fiscal years 1993, 1994 and 1995. In the fiscal year ended June 30, 1995, the Company designed a new frozen food/refrigerated vending machine, which it began manufacturing and selling in June 1995.

                 The Company developed a glass front 54 selection bottle vending machine and entered into a contract for 5,000 machines with Snapple Beverage Corporation ("Snapple") in November, 1993. The contract included an option to purchase 5,000 additional machines which Snapple exercised in March, 1994, and provided for an exclusivity period through March 31, 1995. Since April 1, 1995, the Company has been marketing this machine to other beverage companies and vending operators through its vending distributor network.

         (2)  Not applicable.

    (b)  Financial Information about Industry Segments.

         The Company designs and manufactures training simulators and develops training and curricula. In addition, the Company manufactures frozen food and bottle vending machines. See Note 10 to the Consolidated Financial Statements for information concerning operations by business segment and sales by geographic area and major customers.

    (c)  Narrative Description of Business.

         (1)     (i)      Principal Products, Services and Revenue Sources.

                          See the information set forth above in Item 1(a) and
(b) and following in Item (c)(1)(iv).

                 (ii)     New Products.

                          Vending Machines - See the information set forth
above in Item 1(a) and (b) and following in Item (c)(1)(iv).

                 (iii)    Raw Materials.

                          The components being used in the assembly of vending
machines and training systems, as well as, the parts used to manufacture the computers and devices used in the Company's systems are purchased from original equipment manufacturers, electronics supply firms and others. The Company has no reason to believe that it cannot continue to obtain such components, or suitable substitutes, as it may require.

                 (iv)     Patents, Trademarks, Licenses, Franchises and
Concessions.

                          On September 18, 1979, the Company received a patent
on the EC 3 system, a computer-controlled general purpose simulator developed by the Company. This patent expires on September 18, 1996. The Company does not consider the patent to be crucial to its operations. Competitors are using general purpose computers in their simulation systems, although such computers are not as efficient as the EC 3 in this specific application.

                          The Company has applied for a Design Patent and three
Utility Patents covering key elements of its bottle vending unit.

                 (v)      Seasonality of Business.

                          The Company's business is not seasonal.

                 (vi)     Working Capital Practices.

                          The Company's working capital practices are similar
to other government contractors.

                 (vii)    Dependence on Customer.

                          A substantial portion of the Company's training
business is government-related and channeled to the Company through the Department of Defense. For the fiscal year ended June 30, 1995, 33.9% of sales were made directly to the Department of Defense, while an additional 32.8% of sales were made to various other contractors for ultimate use by the Department of Defense. Within the Department of Defense, there are various agencies which are "customers" of the Company, with the largest being the U.S. Air Force.
For the fiscal year ended June 30, 1995, several contracts with this "customer" accounted for 21.4% of the Company's sales. The development portion of that contract was completed in the first quarter of fiscal year 1994. Revenue contributed by the Vending Division for the fiscal year ended June 30, 1995 accounted for 22.4% of the Company sales and was substantially all relating to one customer. (Also see Note 10 to the Consolidated Financial Statements.)

                 (viii)   Backlog.

                          At June 30, 1995, the Company's backlog (which
represents that portion of outstanding contracts not yet included in revenue) was approximately $232,607,000, of which $6,021,000 related to the Company's Vending Operation and $109,845,000 represented contract options, as compared to approximately $213,593,000 (of which $28,213,000 related to the Company's Vending Operation and $97,686,000 represented contract options) at June 30, 1994. It is anticipated that over 75% of the backlog, exclusive of contract options at June 30, 1995, will be delivered during the fiscal year ending June 30, 1996.

                 (ix) Renegotiation or Termination of Contracts or Subcontracts at Government's Election.

                          The Company's government contracts contain standard
terms permitting termination without cause at the option of the government. In the event of termination of such contracts, the Company is entitled to receive reimbursement on the basis of work completed (cost incurred plus a reasonable profit).

                 (x)      Competitive Conditions.

                          The Company is in competition with a large number of
firms. Many of the Company's competitors are substantially larger and have greater financial resources. Competition is based upon both price and performance considerations. Positive factors pertaining to the Company's competitive position are that the Company has a large base of installed systems and substantially more experience than its competitors in the computer-controlled maintenance simulation field. Based upon the reduction in the defense budget, the Company expects to see new competitors in its market, which the Company believes is one of the defense segments which continues to have growth potential.

                          ECC recently entered the vending machine
manufacturing business in two distinct areas. The first is the frozen food vending area, where the company introduced its frozen food machine approximately two years ago and the second is the beverage vending area where the company recently introduced its large glass front vending machine which displays and vends up to fifty-four (54) different selections of glass bottles. Although there are a number of major manufacturers in the vending business, the Company does not currently have any major competition for its machines. However, the Company believes that one or more of the major manufacturers will introduce new products to compete with the Company's vending machines in the near future.

                 (xi)     Systems Development.

                          During the fiscal years ended June 30, 1995, 1994,
and 1993, approximately $1,239,000, $557,000 and $1,066,000, respectively, were spent on Company-sponsored research activities, including manufacturing, engineering and software development relating to the development of new products and product enhancements. There have been no customer-sponsored research activities within the last three years. During the fiscal year ended June 30, 1995, the Company employed the equivalent of 20 full-time professional employees whose prime responsibility is in research and development activities. In addition to this full-time research and development staff, from time to time the Company utilizes the specialized skills of many of its other employees and contract personnel on a limited engagement basis.

                 (xii)    Environment.

                          The Company has nothing to report under this caption.

                 (xiii)   Number of Persons Employed.

                          As of June 30, 1995, the Company employed
approximately 951 persons.

    (d) Financial Information about Foreign and Domestic Operations and Export Sales.

         Export sales in the fiscal year ended June 30, 1995 were immaterial to the Company's gross sales. The amounts of export sales for the last three fiscal years are shown in Note 10 to the Consolidated Financial Statements.

         Management does not believe there are substantial risks involved in the Company's foreign operations at this time, nor does management believe that any material part of the business is dependent on any one foreign contract, the loss of which would have a material adverse effect on the business.

Item 2.  Properties.

         The Company owns its simulation development and manufacturing facilities which are situated on 27 acres in Orlando, Florida. The main plant facility totals 398,086 square feet. Also located on the property is a 19,360 square foot metal storage facility and a 66,100 square foot mini-warehouse operation. In March 1995, the entire vending operation was moved to a 72,500 square foot leased facility approximately five miles from the main plant.

         In addition, the Company leases approximately 10,000 square feet of office space in Wayne, Pennsylvania under a lease that expires on March 31, 1996. The Corporate Headquarters, the Company's Marketing Staff and the Instructional Systems Design Group are resident at this location.

         The Company's wholly owned subsidiary, ECC Simulation Limited, has a twenty-five year lease, of which twenty years remain, for a 25,000 square foot facility in Shoreham-by-Sea, Sussex, England. In addition, in July 1993 the Company signed a 10 year lease for an additional 9,000 square feet of space in a facility near its main location. ECC Simulation Limited is expected to re-locate to a 52,000 square foot facility during the second quarter of fiscal year 1996, in order to accommodate both current and future growth in business.

Item 3.  Legal Proceedings.

         Since 1989, ECC had been litigating certain claims, initially before the Armed Services Board of Contract Appeals (the "Board"), relating to three United States Army "build-to-print" contracts for Pop-Up Tank Target Assemblies. The claims sought to recover over $3 million in excess costs the Company incurred as a result of defective Technical Data Packages provided by the Army. On January 11, 1994, the Board issued a decision awarding ECC only minimal damages on its claims, notwithstanding repeated findings that the defective Technical Data Packages had caused substantial delay and disruption under the three contracts. ECC management and counsel strongly believe that the Board's decision to deny further damages was based on erroneous legal conclusions and unsupported findings of fact. Prior to the issuance of the Board's decision, the Department of Defense Inspector General (DoD IG), at the request of Congress, initiated an investigation of the entire history of the Government procurement activity's contracting for Pop-Up Tank Target Assemblies, including ECC's three contracts. Official DoD IG findings to date support ECC's claim as to the inadequacy of the Technical Data Packages and the adverse performance consequences to contractors that resulted. The Company appealed the Board's decision to the United State Court of Appeals for the Federal Circuit and believed that the Court of Appeals would remand the case to the Board and direct the Board to make appropriate quantum (damages) rulings consistent with the Board's liability findings. The Court of Appeals denied the Company's appeal during fiscal year 1995. Accordingly, the Company recorded a one-time write-off of costs, included in inventory, related to these claims amounting to $994,000 during the second quarter of fiscal year 1995.

         As previously disclosed, the U.S. Army, under the auspices of the DoD IG, investigated the Company's claims relative to the Pop-Up Tank Targets. The Company was subsequently informed by the Assistant United States Attorney, with responsibility for the investigation, that the investigation was concluded and that no legal action would be taken against the Company, having concluded that the claim submissions merited no further investigatory attention.

Item 4.  Submissions of Matters to a Vote of Security Holders.

         There was no vote of security holders during the fourth quarter of the last fiscal year.

       Executive Officers and Key Management Employees of the Registrant


         Each of the following executive officers and key management employees of the Company has been elected by the Board of Directors and serves at the discretion of the Board.


       Name                 Age            Position with the Registrant                               Officer Since
       ----                 ---            ----------------------------                               -------------
George W. Murphy            59             President, Chief Executive                                 1970
                                           Officer and Director

James B. Conyers, Jr. *     52             Vice President, Staff Operations                           1987

Patrick M. Donohue          59             Vice President, Marketing                                  1986

James M. Ferguson           59             Vice President, New Business Development,                  1980
                                           Vending Products Division

Ajit W. Hirani              48             Vice President, General Manager Training                   1986
                                           Systems Division and Director

Jerome Pogorzelski *        54             Vice President, Product Assurance                          1991

Jerry Robbins               45             Vice President, Manufacturing, Vending                     1987
                                           Products Division

Nicholas A. Siecko          57             Vice President, Instructional                              1969
                                           Systems Development

Richard F. Thompson         62             Vice President, Finance and                                1974
                                           Chief Financial Officer
                                           and Secretary/Treasurer

Spencer C. Whitehead *      55             Vice President, Manufacturing, Training                    1984
                                           Systems Division


*         Key management employees who are not "officers" for purposes of
Section 16 of the Securities Exchange Act of 1934 and the rules and regulations thereunder.

          Mr. Hirani assumed his current position in January 1995 and was elected a Director in March 1995. Messrs. Conyers, Ferguson, Pogorzelski and Robbins assumed their current positions during 1994 and the remaining officers have been in their positions for at least five years.

                                    PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

    (a)  Market Information.

         The price range of the Company's Common Stock during the last two fiscal years was as follows:

         Quarter Ended                         High             Low
         -------------                         ----             ---
         June 30, 1995                        $13.25           $10.25
         March 31, 1995                        12.25            10.00
         December 31, 1994                     12.75             8.75
         September 30, 1994                    16.00            10.50
         June 30, 1994                         17.50             9.625
         March 31, 1994                        14.875            4.625
         December 31, 1993                      4.875            2.625
         September 30, 1993                     3.25             2.375

         Common Stock prices shown above are the last sales prices on the New York Stock Exchange.

    (b)  Holders.

         As of August 9, 1995 the Company had approximately 1,158 shareholders of record of its Common Stock based on the transfer agent's listings. The Company believes its shares are beneficially held by several thousand additional shareholders based on broker dealer demand for proxy materials in 1994.

    (c)  Dividends.

         Under the Company's current credit agreement (described in Note 6 to the Consolidated Financial Statements) the Company is permitted to pay cash dividends subject to certain financial covenants of the agreement. There were no dividends declared or paid in fiscal year 1995. Under the Company's former credit agreement, the Company was prohibited from paying any cash dividends.

Item 6.  Selected Financial Data.
         (In Thousands, Except Per Share Data)



                                                                        Fiscal Year Ended June 30
                                                     ----------------------------------------------------------------------

Operating Data                                       1995              1994            1993             1992           1991
- --------------                                       ----              ----            ----             ----           ----
Net Sales...................................       $107,607          $63,301         $54,435          $58,777        $69,385
Operating Income/(Loss).....................       $ 11,734          $ 7,758         $ 1,298          $(2,608)       $ 9,852
Net Income/(Loss)...........................       $  7,318          $ 3,929         $(1,043)         $(2,979)       $ 3,899

Per Share Data
- --------------
Weighted Average Number
 of Common and Common Share
 Equivalents Outstanding ...................          7,894            6,891           6,136            5,985          5,819

Weighted Average Number
 of Common and Common Share
 Equivalents Outstanding, assuming
 full dilution *............................                                                                           6,017

Earnings Per Common Share and
 Common Share Equivalents:

Earnings/(Loss) Per Common Share
 and Common Share Equivalents...............       $   0.93          $  0.57         $ (0.17)         $ (0.50)       $  0.67
                                                   ========          =======         =======          =======        =======

Earnings Per Common Share and
 Common Share Equivalents,
 assuming full dilution *...................                                                                         $  0.65
                                                                                                                     =======

Cash Dividends Declared Per
 Common Share ..............................       $     --          $    --         $    --          $  0.20        $  0.20


* Earnings per common share and common share equivalents assuming full dilution was either anti-dilutive or not materially different from earnings per common share in 1995, 1994, 1993 and 1992.


                                                                                   As At June 30
                                                     ----------------------------------------------------------------------
Balance Sheet Data                                   1995             1994             1993             1992           1991
- ------------------                                   ----             ----             ----             ----           ----
Total Assets................................       $89,739          $65,180           $58,433         $68,442        $84,325
Working Capital.............................       $40,983          $28,154           $13,871         $ 1,021        $37,858
Long-Term Debt..............................       $16,250          $16,818           $13,068         $    --        $32,629
Stockholders' Equity........................       $49,039          $34,603           $26,225         $27,248        $30,694

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

(a) (1) and (2) Liquidity and Capital Resources.

         During fiscal year 1995, the Company's principal sources of cash were proceeds from its new loan facility and temporary credit facility, the exercise of stock options, and the remaining proceeds from the private equity placement on June 30, 1994. The principal uses of these funds were to repay the Company's previous bank debt and to finance the increases in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts ("costs and estimated earnings") as well as additions to property, plant and equipment.

         In fiscal year 1994, the Company's principal sources of cash were a reduction in accounts receivable, increase in accrued expenses and proceeds from the private equity placement. In fiscal year 1993, a reduction of costs and estimated earnings was the principal source of cash. The primary uses of these funds during both periods, were to reduce Company debt and finance increases in inventories and property, plant and equipment. In addition, in fiscal year 1994, these funds were used to finance the substantial increase in costs and estimated earnings.

         The increase in accounts receivable of approximately $5.6 million at June 30, 1995 was primarily due to domestic operation progress payment and delivery billings as well as vending operation billings in June for which substantially all payments were received during the first quarter of fiscal year 1996. The increase in accounts receivable in fiscal year 1993 and the off-setting reduction in fiscal year 1994 was the result of a large number of deliveries and milestone payments billed in June 1993 for which payments were received in early fiscal year 1994.

         Costs and estimated earnings increased during fiscal year 1995 and 1994 as a result of continued progress on major contracts and due to new contracts for which work began in either late fiscal year 1993 or early 1994. Costs and estimated earnings are expected to increase through the second quarter of fiscal year 1996, although the increase will be partially offset by deliveries on certain contracts during this time period.

         Costs and estimated earnings decreased during fiscal year 1993 as deliveries of trainers were made under several contracts and due to revisions to certain contracts discussed in Results of Operations.

         Raw material inventories increased during fiscal years 1995, 1994 and 1993 primarily due to progress in the Company's vending operation. Raw material levels have increased in order to support production capacity and delivery requirements under a large bottle vending contract, as well as, other bottle and frozen vending orders. In addition, in fiscal year 1993, raw material inventory increased to support manufacturing of trainers related to the C-17A production contract.

         Work in process inventory decreased during fiscal year 1995 primarily as a result of the write-off of the Company's Pop-Up-Target claim. (See Note 3 to the Consolidated Financial Statements for further detail.) In addition, frozen vending units in process as of June 30, 1994 were completed and sold during early fiscal year 1995.

         Prepaid expenses and other increased in fiscal year 1995 and 1994 due to the recognition of additional deferred tax assets. (See the components of the deferred tax asset in Note 7 to the Consolidated Financial Statements.) The decrease in prepaid expenses and other in fiscal year 1993 was the result of a tax refund received in early 1993.

         The increase in accounts payable of approximately $3.3 million at June 30, 1995 was primarily the result of increased material requirements in the vending operation as well as raw material purchase requirements under one of the Company's major contracts.

         The Company entered into a new loan facility ("Loan Facility") with a bank on September 20, 1994 totaling $20.0 million. The agreement consists of a $9.0 million term loan and an $11.0 million revolving credit facility of which the equivalent of $2.0 million is available to ECC Simulation Limited. The agreement was amended during the fourth quarter of fiscal year 1995 to provide for a $2.0 million temporary increase (expiring September 30, 1995) in the revolving credit facility. In addition, during the fourth quarter of fiscal year 1995, ECC Simulation Limited entered into a separate $4.0 million Temporary Credit Facility expiring on September 30, 1995. Proceeds from the loan facility were used to pay-off the then existing credit agreement and for working capital requirements. Proceeds from the amendment and temporary credit facility were used to fund working capital requirements. The Company's current debt agreements require principal payments of $6.1 million during fiscal year 1996. (See Note 6 to the Consolidated Financial Statements for further detail.)

         The Company is currently negotiating a permanent increase in the revolving credit portion of its loan facility. Negotiations are expected to be completed during the second quarter of fiscal year 1996.

         The reduction in total debt of $5.0 million and $10.2 million in fiscal year 1994 and 1993, respectively, was the result of payments under the Company's Credit Agreement dated as of November 24, 1992. The Credit Agreement consisted of a bank note and a private placement note with interest payable monthly. As stated above, this Credit Agreement was paid off with proceeds from the Company's loan facility entered into on September 20, 1994. (See Note 6 to the Consolidated Financial Statements for further detail.)

         On June 30, 1994, the Company placed privately approximately $8.0 million of its $0.10 par value common stock through the sale of 687,000 shares at $12.00 per share. The placement included an option for each purchaser to acquire an equivalent number of shares within the next twelve months at $16.00 per share. No such options were exercised at June 30, 1995. Net proceeds from the offering were approximately $7.9 million of which $2.9 million was received in June of fiscal year 1994. The remaining $5.0 million proceeds were received during fiscal year 1995.

         The increase in capital in excess of par at June 30, 1995 was primarily the result of the purchases of stock under Employee Stock Purchase Plans, the exercise of employee stock options, as well as a tax benefit received from the exercise of employee stock options under one of the Company's Stock Option Plans. This increase was offset by the retirement of 50,000 shares of Treasury Stock during fiscal year 1995.

         The Company anticipates spending approximately $3.5 million for new machinery and equipment and to continue refurbishment of the older areas of the Orlando facility during fiscal year 1996.

         Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with the funds received from its new loan facility, the anticipated increase in the revolving credit facility and its projected cash flow the Company will have sufficient resources to meet current and future operating commitments.

(3)      Results of Operations.
         1995 Compared with 1994.

         ECC had a net profit of $7.3 million in fiscal year 1995, an increase of 86.3% versus fiscal year 1994 net profit of $3.9 million. This increase in profitability reflects a 70% increase in sales over the prior year. The increase in sales is primarily the result of increased volume Company wide. Sales increased in fiscal year 1995 by $17.0 million, $21.8 million and $5.5 million in the domestic training, vending and U.K. training operations, respectively. The sales increase of $21.8 million in the vending operation was primarily the result of continued production of bottle vending machines under a contract procured during late fiscal year 1994. The increase in U.K. operation sales is the result of continued progress under an existing contract as well as progress on a $19.5 million contract received in early fiscal year 1995.

         Gross margin decreased as a percent of sales in fiscal year 1995 as compared to fiscal year 1994. This decrease was due to gross margin adjustments on certain contracts of the domestic training and U.K. training operations as well as other factors. An adjustment was taken to a cost plus incentive fee contract of the domestic training operation in fiscal year 1995 due to higher than originally anticipated costs. In addition, during fiscal year 1995 there was an increase in volume on certain cost-type contracts which typically yield lower gross margins than the Company's typical fixed price contracts. The write-off of costs associated with the Company's Pop-Up-Target claim as disclosed in Note 3 to the Consolidated Financial Statements further reduced gross margin in the domestic training operation during fiscal year 1995.

         Gross margin as a percent of sales of the U.K. training operation decreased substantially in fiscal year 1995 versus fiscal year 1994. This decrease was the result of additional training requirements being identified on an existing contract, resulting in a reduction of contract gross margin. Also, a contract received in fiscal year 1995 contains a substantial amount of subcontract effort which results in a lower than normal gross margin.

         These decreases in gross margin were partially offset by the gross margin of the vending operation which improved from a loss in fiscal year 1994 to a gross margin contribution in fiscal year 1995. The Company recorded a charge to Vending Cost of Sales of $891,000 during the fourth quarter of fiscal year 1995, primarily the result of a standard cost revision and an inventory book to physical adjustment. Vending operation margins are expected to continue to improve as efficiencies are being gained and production costs come further in line with management projections. With the expiration of the exclusivity period in the Snapple contract on March 31, 1995, the Company has been marketing its bottle vending machine to several beverage companies and vending operators through its vending distributor network.

         Selling, general and administrative costs of the Company increased 11.5% or $1.3 million in fiscal year 1995 as compared to fiscal year 1994. The increase was primarily the result of higher salaries, technical support costs, marketing rep commissions, consulting fees and outbound freight costs related to the vending operation as well as an increase in selling, general and administrative costs in the U.K. operation. These increases were partially offset by a reduction in bid and proposal costs and legal expenses in the domestic operation.

         Systems development expense increased in fiscal year 1995 as a result of development costs primarily associated with the frozen vending machine which began production in late fiscal year 1995.

         Interest income increased in fiscal year 1995 as a result of interest due the Company based on the IRS look-back method of accounting for completed contracts which was greater than the amount received in the previous year.

         Interest expense decreased in fiscal year 1995 as a result of the Company's new loan facility which was negotiated under more favorable terms.

         Other, net changed from an expense in fiscal year 1994 to income in fiscal year 1995 primarily due to the absence, in fiscal year 1995, of IRS late payment penalties relative to tax deposits as well as reduced bank fees.

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


         1994 Compared with 1993.


         ECC had a net profit of $3.9 million in fiscal year 1994 versus a net loss of $1.0 million in fiscal year 1993. This return to profitability was due to the increase in gross margin of the domestic operation partially offset by the reduction of gross margin of the U.K. operation.

         The 11.6% increase in gross margin as a percent of sales of the domestic operation in fiscal year 1994 was due to the substantial completion in fiscal year 1993 of the C-17A development contract which due to higher than projected costs in fiscal year 1993 had substantially reduced fiscal year 1993 gross margin. However, fiscal year 1994 gross margin as a percent of sales was not affected by the remaining effort required on the C-17A development contract as the higher costs to complete this contract had been recognized in prior fiscal years. In addition, the Company received several new contracts during fiscal year 1994 for copies of trainers and training systems previously built by ECC and these contracts are yielding slightly higher gross margins than originally projected. Partially offsetting the increases in domestic gross margins referred to above were higher completion costs and unanticipated late charges on certain contracts which were substantially completed or completed in fiscal year 1993.

         In addition, the Company suffered a loss of gross margin on the new bottle vending operation. This loss was the result of higher start-up costs than had originally been projected.

         The gross margin as a percent of sales of the U.K. operation decreased 8.8% in fiscal year 1994 versus fiscal year 1993. This decrease was the result of the completion of a certain contract in fiscal year 1993 with an unusually high gross margin. The fiscal year 1994 gross margin returned to more normal Company levels.

         The U.S. Army, under the auspices of the Department of Defense Inspector General (DoD IG), investigated the Company's claims relative to the Pop-Up Tank Targets. The Company was subsequently informed by the Assistant United States Attorney, with responsibility for the investigation, that the investigation was concluded and that no legal action would be taken against the Company, having concluded that the claim submissions merited no further investigatory attention.

         ECC filed claims for additional costs the Company incurred for work performed on three "build-to-print" Pop-Up Target contracts for the U.S. Army. ECC's claims sought over $3.0 million, based on deficient technical packages provided to ECC as conceded by the Army. (See Results of Operations 1995 compared with 1994.)

         Selling, general and administrative costs of the Company in fiscal year 1994 increased by $1.5 million or 15% as compared to fiscal year 1993. This increase was primarily the result of higher salaries, management incentive, profit sharing and marketing rep fees. The increase in management incentive and profit sharing are due to the fact that these expenses were not incurred in fiscal year 1993 due to the loss the Company sustained. The Company continued to expand its foreign marketing efforts which, therefore, increased marketing rep fees. These increases were partially offset by reductions in bid and proposal costs and the selling, general and administrative costs of the U.K. operation.

         Systems development expense decreased by $0.5 million or 48% from fiscal year 1993. This substantial decrease was the result of systems development personnel being assigned to production and engineering requirements in other areas.

         Interest payable to the Company in fiscal year 1994 on the IRS look-back method of accounting for completed contracts was greater than the amount payable in fiscal year 1993. As a result, interest income in fiscal year 1994 increased versus interest income in fiscal year 1993.

         Interest expense decreased by $0.7 million in fiscal year 1994 due primarily to the reduction of the Company's overall debt, however, interest rates did increase slightly offsetting a portion of the overall decrease in interest expense.

         Other net, expense in fiscal year 1994 decreased $0.3 million versus fiscal year 1993. This reduction was due to fewer intercompany transactions between the U.K. operation and the domestic operation and a more stable U.S. dollar to pound sterling exchange rate during fiscal year 1994. In addition, in fiscal year 1993 the bank agreement required the elimination of the U.K. pound denominated line of credit which subjected certain borrowings to the exchange fluctuation which were very dramatic and costly during fiscal year 1993. This reduction in cost was partially offset by IRS late payment penalties relative to tax deposits.


         1993 Compared with 1992.

         ECC had a net loss of $1.0 million in fiscal year 1993 versus a net loss of $3.0 million in fiscal year 1992. The reduction of loss was primarily due to an increase in the gross margin of both the domestic and the U.K. operation as a percent of sales. Although the C-17A development contract and the C-17A production contract had a decrease in sales and gross margin, these reductions were substantially less than the decrease in sales and gross margin made in fiscal year 1992 on the C-17A development and two other domestic contracts. Therefore, gross margin as a percent of sales was higher than fiscal year 1992. Refer to discussion of the C-17A Development Contract below for additional information. Also, the gross margin of the U.K. operation was higher in fiscal year 1993 versus fiscal year 1992 as a result of a certain contract with an unusually high gross margin which was completed in fiscal year 1993.

         Revisions were made to increase the estimated costs to complete in the second, third and fourth quarters as a result of the periodic review of estimated costs at completion (see Note 11 to the Consolidated Financial Statements and discussion of C-17A contract below). The C-17A development contract was completed in the first quarter of fiscal year 1994. The C-17A production contract was completed in the third quarter of fiscal year 1994.

         As previously discussed, the U.S. Army was investigating the Company's claims relative to the Pop-Up Targets. The Company was subsequently informed by the Assistant United States Attorney, with responsibility for the investigation, that the investigation was concluded and that no action would be taken against the Company. (See Results of Operations 1994 compared with 1993).

         ECC has filed claims for additional costs the Company incurred for work performed on three "build-to-print" Pop-Up Target contracts for the U.S. Army. ECC's claims seek over $3.0 million, based on deficient technical packages provided to ECC as conceded by the Army. (See Results of Operations 1995 Compared with 1994).

         Selling, general and administrative cost in fiscal year 1993 decreased 3.6% from fiscal year 1992. This decrease was primarily the result of lower travel, technical support and demonstration and bid and proposal costs. These reductions were partially offset by increases in salaries, legal fees and selling, general and administrative costs of the U.K. operation. The increase in selling, general and administrative cost of the U.K. operation was the result of increased bid & proposal costs incurred in order to meet increased business opportunities.

         Systems development expense increased 22.5% as a result of systems development personnel having returned to their regular duties as their assignment to production and engineering requirements on certain contracts have been completed.

         Interest income decreased in fiscal year 1993 versus fiscal year 1992. This decrease is the result of interest paid to the Company in fiscal year 1993 on the IRS look-back method of accounting being substantially less than the amount paid in fiscal year 1992.

         Interest expense decreased in fiscal year 1993 due to the reduction of the Company's overall debt.

         Other net, expense in fiscal year 1993 versus income in fiscal year 1992 is the result of foreign exchange losses this year versus foreign exchange gains the previous year. The U.K. operation has repaid the dollar denominated line of credit and has reduced intercompany transactions, both of which had greatly reduced the risk of foreign exchange fluctuation.

         In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, which utilizes the asset and liability method for computing deferred income taxes. The Company adopted SFAS 109 effective July 1, 1993. The impact of adopting the new standard was immaterial to the Company's 1994 Results of Operations. With respect to the new tax law, the increase in the corporate income tax rate to 35% from 34% is expected to be immaterial.

         C-17A Development Contract


         During fiscal year 1990 sales and gross margin related to this contract were $16,706,000 and $5,857,000 respectively and the gross margin percentage was 35.0%. The sales and gross margin related to this contract represented 29.9% and 34.3% of the Company's total sales and gross margins respectively for fiscal year 1990.

         During fiscal year 1991 sales and gross margin related to this contract were $28,838,000 and $9,934,000, respectively, which yielded a gross margin percentage of 34.4%. These sales and gross margin amounts represented 41.5% and 45.0%, respectively, of the total Company's sales and gross margin for fiscal year 1991.

         1992 Compared with 1991.

         During fiscal year 1992 sales and gross margin related to this contract were $23,818,000 and $826,000, respectively, which yielded a gross margin percentage of 3.5%. In this year, the sales and gross margin as a percentage of the Company's total sales and gross margin were 40.5% and 9.8%, respectively. The decrease in the gross margin percentage in this contract between fiscal year 1991 and fiscal year 1992 was 30.9%. This contract was received in May 1989 and the fiscal years 1990 and 1991 were primarily the design phase of eleven three-dimensional replicas of the C-17A aircraft.
During this development phase, the C-17A Aircraft itself was the focus of controversy with design problems and schedule delays which impacted subcontractors such as ECC International Corp. In both years, the Company achieved contract milestones on/or ahead of schedule and below cost projections. In fiscal year 1992, the Company entered the manufacturing stage of the contract. Many of these simulators contain hundreds of sub-assemblies, as well as, purchased and manufactured parts. The assembly process began on the first trainers (the simplest of the group) which went well and only the normal problems that one could expect with such a development were anticipated. However, when the more complex trainer assembly began it was discovered that some of these sub-assemblies and/or parts did not fit and/or function properly necessitating redesign and remanufacture.

         A portion of this rework was a result of the efforts of contract labor and a limited number of new employees which the Company was obliged to hire in order to meet contract delivery schedules. The performance of some of these individuals, it was found later, did not meet the Company's normal standards, which caused a substantial portion of the problems referred to above. This problem was also increased due to limited C-17A experience on the part of the U.S. Air Force C-17A contract team and mistakes and omissions in C-17A Aircraft data provided to the Company.

         As the Company recognized these problems it revised its estimate to complete for this contract. The results of these adjustments to the estimate to complete for fiscal year 1992 was to reduce gross margin by $8.1 million and net income by $5.2 million.

         1993 Compared with 1992.

         During fiscal year 1993 sales and a negative gross margin related to this contract were $6,228,000 and ($4,430,000), respectively, and the gross margin percentage was a negative 71.1%. As a percentage of the Company's total sales this contract represented 11.4% in fiscal year 1993. The variance in gross margin between fiscal years 1992 and 1993 was the result of additional problems the Company encountered which had not been anticipated. While changes to the gross margin were made in June 1992 to cover the projected additional costs of these trainers, these changes proved to be insufficient to cover the additional problems encountered in 1993.

         The C-17A changes in Fiscal year 1993 related to the completion of the remaining trainers. These trainers were the most complex and required the redesign and remanufacture of the hydraulics systems used in several of these simulators. In addition, changes in Air Force Program Management, problems with the C-17A Aircraft Program and the unrealistic and out-of-scope requirements by the Air Force user all contributed to cost overruns.

         During fiscal year 1993 revisions to the estimate to complete totaled $5.8 million which reduced the gross margin and resulted in a $3.7 million negative effect on net income.

         The Company's cash flows were substantially impacted by the cost overruns on this contract in both fiscal years 1992 and 1993 however, this impact was partially offset by the following items; the use of a tax loss carryback for fiscal year 1992 which yielded a $1.3 million cash influx in fiscal year 1993 and a reduction in the estimated taxes paid in fiscal year 1993. In addition, the Company negotiated with the Air Force to change the acceptance of certain of the trainers from an "on-site acceptance" to an "in-plant acceptance". This permitted the Company to receive cash payments sooner than would have been originally permitted under the contract.

         There was no material effect on capital expenditures during the life of this contract.

         The C-17A contract was substantially completed during fiscal year 1993. The remaining effort required to complete this project during fiscal year 1994 did no affect the Company's overall gross margin as a percentage of sales.

Item 8.   Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements                          Page(s)
                                                                    -------
Report of Independent Accountants                                   19

Consolidated Statements of Operations for the Fiscal Years
  Ended June 30, 1995, 1994 and 1993                                20

Consolidated Balance Sheets, June 30, 1995 and 1994                 21

Consolidated Statements of Changes in Stockholders' Equity
  for the Fiscal Years Ended June 30, 1995, 1994 and 1993           22

Consolidated Statements of Cash Flows for the Fiscal Years
  Ended June 30, 1995, 1994 and 1993                                23-24

Notes to Consolidated Financial Statements                          25-39

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders and
the Board of Directors of
ECC International Corp.



We have audited the consolidated financial statements of ECC International Corp. and Subsidiaries listed in the index on Page 18 of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECC International Corp. and Subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.





Philadelphia, Pennsylvania
August 9, 1995

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 1995, 1994 and 1993
- --------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)

                                                              1995            1994       1993
                                                              ----            ----       ----
Net Sales...............................................    $107,607        $63,301    $54,435

Cost of Sales...........................................      82,060         43,711     42,265
                                                            --------        -------    -------

Gross Profit............................................      25,547         19,590     12,170
                                                            --------        -------    -------

Expenses:
    Selling, General & Administrative...................      12,574         11,275      9,806
    Systems Development.................................       1,239            557      1,066
                                                            --------        -------    -------

         Total Expenses.................................      13,813         11,832     10,872
                                                            --------        -------    -------

Operating Income........................................      11,734          7,758      1,298
                                                            --------        -------    -------

Other Income (Expense):
    Interest Income.....................................         877            346        197
    Interest Expense....................................      (1,487)        (1,720)    (2,417)
    Other - Net.........................................          47           (534)      (819)
                                                            --------        -------    -------

         Total Other (Expense)..........................        (563)        (1,908)    (3,039)
                                                            --------        -------    -------

Income/(Loss) Before Income Taxes.......................      11,171          5,850     (1,741)

Provision/(Benefit) for Income Taxes....................       3,853          1,921       (698)
                                                            --------        -------    -------

Net Income/(Loss).......................................    $  7,318        $ 3,929    $(1,043)
                                                            ========        =======    =======

Earnings/(Loss) Per Common Share and
 Common Share Equivalents...............................    $   0.93        $  0.57    $ (0.17)
                                                            ========        =======    =======


See accompanying notes to consolidated financial statements.

ECC International Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS as of June 30, 1995 and 1994
- -------------------------------------------------------------------------------
(In Thousands, Except Share and Per Share Data)

                                                                                       1995            1994
                                                                                       ----            ----
ASSETS
    Current:
         Cash..................................................................       $ 3,535       $ 2,600
         Accounts Receivable, Net..............................................         8,778         3,185
         Costs and Estimated Earnings in Excess of Billings on
          Uncompleted Contracts................................................        39,752        22,921
         Inventories...........................................................        10,035         9,858
         Prepaid Expenses and Other............................................         1,764         1,714
                                                                                      -------       -------
             Total Current Assets..............................................        63,864        40,278

    Property, Plant and Equipment, Net.........................................        24,007        23,117
    Other Assets...............................................................         1,868         1,785
                                                                                      -------       -------

             Total Assets......................................................       $89,739       $65,180
                                                                                      =======       =======

LIABILITIES
    Current:
         Temporary Credit Facility.............................................       $ 2,534       $    --
         Current Portion of Long-Term Debt.....................................         3,600           750
         Accounts Payable......................................................         7,197         3,871
         Advances on Long-Term Contracts.......................................         1,395            85
         Accrued Expenses......................................................         8,155         7,418
                                                                                      -------       -------
             Total Current Liabilities.........................................        22,881        12,124
                                                                                      -------       -------

    Deferred Income Taxes......................................................         1,569         1,635
                                                                                      -------       -------

    Long-Term Debt.............................................................        16,250        16,818
                                                                                      -------       -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common Stock, $0.10 par; authorized, 20,000,000 shares;
      issued and outstanding, 1995 and 1994,
      7,657,846 and 7,537,385 shares, respectively.............................           766           754
    Preferred Stock, $0.10 par; authorized, 1,000,000
      shares; none issued and outstanding in 1995 and 1994.....................            --            --
    Stock Subscription Receivable..............................................            --        (5,012)
    Capital in Excess of Par...................................................        21,822        20,203
    Retained Earnings..........................................................        26,406        19,088
    Cumulative Translation Adjustment..........................................            45           (27)
                                                                                      -------       -------
                                                                                       49,039        35,006
    Treasury Stock, at cost, -0- and 50,000 shares in 1995 and 1994,
      respectively.............................................................            --          (403)
                                                                                      -------       -------
             Total Stockholders' Equity........................................        49,039        34,603
                                                                                      -------       -------

             Total Liabilities and Stockholders' Equity........................       $89,739       $65,180
                                                                                      =======       =======

See accompanying notes to consolidated financial statements.

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Fiscal Years Ended June 30, 1995, 1994 and 1993
- ------------------------------------------------------------------------------
(In Thousands, Except Share and Per Share Data)

                                             Capital                  Stock          Cumulative                    Total
                                Common       In Excess   Retained     Subscription   Translation    Treasury       Stockholders'
                                Stock        of Par      Earnings     Receivable     Adjustment     Stock          Equity
- --------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1992          $ 608        $10,628     $16,202      $    --        $ 213          $ (403)        $27,248

Net (Loss)                         --             --      (1,043)          --           --              --          (1,043)
Stock Issued:
  Employee Stock Purchase
   Plan - 151,546 Shares           15            307          --           --           --              --             322
Translation Adjustment             --             --          --           --         (302)             --            (302)
                                -----        -------     -------      -------        -----          ------         -------

Balance, June 30, 1993            623         10,935      15,159           --          (89)           (403)         26,225

Net Income                         --             --       3,929           --           --              --           3,929
Stock Issued:
  Employee Stock Purchase
   Plan - 107,587 Shares           11            316          --           --           --              --             327
  Exercise of Options -
   514,206 Shares                  51          1,085          --           --           --              --           1,136
  Private Placement
   687,000 shares                  69          7,867          --       (5,012)          --              --           2,924
Translation Adjustment             --             --          --           --           62              --              62
                                -----        -------     -------      -------        -----          ------         -------

Balance, June 30, 1994            754         20,203      19,088       (5,012)         (27)           (403)         34,603

Net Income                         --             --       7,318           --           --              --           7,318
Stock Issued:
  Employee Stock Purchase
   Plan - 53,713 Shares             6            505          --           --           --              --             511
  Exercise of Options -
  116,748 Shares                   11            256          --           --           --              --             267
  Private Placement
   687,000 shares                  --             --          --        5,012           --              --           5,012
Stock Retired:
  Treasury Stock
  50,000 Shares                    (5)          (398)         --           --           --             403              --
Income Tax Reduction
 Relating to Stock Options         --          1,256          --           --           --              --           1,256
Translation Adjustment             --             --          --           --           72              --              72
                                -----        -------     -------      -------        -----          ------         -------

Balance, June 30, 1995          $ 766        $21,822     $26,406      $    --        $  45          $   --         $49,039
                                =====        =======     =======      =======        =====          ======         =======

Common shares issued and outstanding at June 30, 1992 and 1993 were 6,077,046 and 6,228,592 shares, respectively.

See accompanying notes to the consolidated financial statements.

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 1995, 1994 and 1993
- -------------------------------------------------------------------------------

                                                                                           (In Thousands)
                                                                                     1995        1994        1993
                                                                                     ----        ----        ----
Cash Flows From Operating Activities:
Income/(Loss) .................................................................   $  7,318    $  3,929     $(1,043)
       Items Not Requiring Cash:
         Depreciation..........................................................      3,420       3,350       2,943
         Provision for Doubtful Accounts.......................................         51          --          --
         Deferred Income Taxes.................................................        (79)       (110)         90
       Changes in Certain Assets and Liabilities:
               Accounts Receivable.............................................     (5,644)      3,477      (3,798)
               Refundable Federal and State Income Taxes.......................         --          --       2,138
               Costs and Estimated Earnings in Excess of Billings on
                Uncompleted Contracts..........................................    (16,831)     (7,222)     12,765
               Inventories.....................................................       (164)     (1,877)     (1,525)
               Prepaid Expenses and Other......................................        (50)        214         156
               Accounts Payable................................................      3,326         750          80
               Advances on Long-Term Contracts.................................      1,310      (1,781)      1,275
               Accrued Expenses................................................        737       3,514        (256)
                                                                                  --------    --------     -------
       Net Cash (Used In)/Provided By Operating Activities.....................     (6,606)      4,244      12,825
                                                                                  --------    --------     -------

Cash Flows From Investing Activities:
       Additions to Property, Plant and Equipment .............................     (4,310)     (2,109)     (1,865)
       Other...................................................................        (11)         90        (704)
                                                                                  --------    --------     -------
       Net Cash Used In Investing Activities...................................     (4,321)     (2,019)     (2,569)
                                                                                  --------    --------     -------

Cash Flows From Financing Activities:
       Proceeds From Issuance of Common Stock, Options
         Exercised and Warrants, Including Related Tax Benefit.................      7,046       4,387         322
       New Borrowings Under Term Loan..........................................      9,000          --          --
       Repayments Under Term Loan..............................................       (750)         --          --
       New Borrowings Under Revolving Credit Facilities, Net...................     14,134          --          --
       Repayments Under Revolving Credit Agreement
         and Notes Payable.....................................................    (17,568)     (5,000)    (10,175)
                                                                                  --------    --------     -------

       Net Cash Provided By/(Used In) Financing Activities.....................     11,862        (613)     (9,853)
                                                                                  --------    --------     -------

Net Increase in Cash...........................................................        935       1,612         403

Cash at Beginning of the Period................................................      2,600         988         585
                                                                                  --------    --------     -------

Cash at End of the Period......................................................   $  3,535    $  2,600     $   988
                                                                                  ========    ========     =======

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended June 30, 1995, 1994 and 1993
- ------------------------------------------------------------------------------

                                                                                           (In Thousands)
                                                                                   1995        1994        1993
                                                                                   ----        ----        ----
Supplemental Disclosure of Cash Flow Information:
       Cash Paid During the Year For:
          Interest.............................................................   $ 1,189     $ 1,701    $ 2,728
          Income Taxes.........................................................   $ 2,839     $ 1,223    $   125

       Supplemental Schedule of Noncash Investing and Financing Activities:
         Retirement of Treasury Stock..........................................       403          --         --
         Common Stock issued in exchange for Stock
           Subscription Receivable.............................................        --       5,012         --

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ECC International Corp. and Subsidiaries

1.  Significant Accounting Policies.

    Consolidation.

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

    Revenue and Cost Recognition.

         Defense.

         Contract sales and costs are recognized using the percentage of completion method, measured by the ratio of costs incurred to date to estimated total costs.

         Contract costs include all direct labor and material costs and those indirect costs related to contract performance, such as indirect labor, supplies and depreciation.

         Costs incurred for specific anticipated contracts are deferred and included in contract sales and costs when the contract award is assured. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Claims are considered in the estimated contract performance at such time as the amount to be recognized is reasonably determinable and probable.

         The asset, costs and estimated earnings in excess of billings on uncompleted contracts, consists principally of contract revenue for which billings have not been presented, as such amounts were not billable at the balance sheet date. Substantially all of these amounts will be billed in the following fiscal year.

         Vending.

         Sales and average cost of units produced under a contract are recognized as deliveries are made.

    Advertising.

    The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense was $51,000, $67,000 and $31,000 for fiscal years 1995, 1994 and 1993, respectively.

    Inventories.

    Work in process and finished goods inventory are valued using the specific identification cost method, but not in excess of net realizable value. Raw materials and vending division inventories are valued at lower of average cost or market.

    Property and Depreciation.

    Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows: buildings 15 to 30 years; machinery and equipment 3 to 10 years; and demonstration and test equipment 5 years.

    Applicable asset and accumulated depreciation accounts are reduced for the sale or other disposition of property and the resulting gain or loss is included in income.

    Income Taxes.

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," effective July 1, 1993. Under SFAS No. 109, deferred income taxes are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company's assets and liabilities. The impact of the adoption of SFAS No. 109 was immaterial to the Company's 1994 results of operations. The Company had previously been accounting for income taxes under SFAS No. 96.

    Earnings Per Share.

    Earnings per common share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding during the year. The exercise of outstanding stock options has not been assumed for 1993 because the result is anti-dilutive.

    Earnings per common share assuming full dilution is determined by dividing net income/(loss) by the weighted average number of common shares outstanding during the year after giving effect to the exercise of outstanding stock options assumed converted to common stock. The calculation of earnings per common share and common share equivalents assuming full dilution was either anti-dilutive or not materially different from earnings per common share in 1995, 1994 and 1993. The weighted average number of common and common stock equivalents outstanding during 1995, 1994 and 1993 were 7,894,181, 6,891,033 and 6,135,526, respectively.

    Employee Benefit Plans.

    The Company has a profit sharing plan which covers all employees who work in excess of 1,000 hours per year. Minimum contributions are based on income before income taxes, subject to limitations based on employee compensation and certain other restrictions defined in the plan document. Contributions of $3,124,112 and $1,929,004 were accrued in the years ended June 30, 1995 and 1994, respectively of which $2,451,940 and $649,047 were paid during the respective fiscal year. No employer contribution was accrued or paid for the year ended June 30, 1993.

    The Company also has a savings and investment plan which covers all employees. Employer contributions are based on a percentage of employee contributions and certain other restrictions defined in the plan document. Employer contributions of $552,394, $514,101 and $506,956 were accrued and paid in the fiscal years ended June 30, 1995, 1994 and 1993, respectively. The Company's policy is to fund amounts accrued.

    Post Employment Benefits.

    Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112 "Employers' Accounting for Post Employment Benefits." SFAS 112 requires recognition of the cost of certain benefits paid to former or inactive employees on an accrual basis and principally affects the Company's accounting for disability benefits. The impact of adopting SFAS No. 112 was immaterial.

2.  Accounts Receivable.

                                                                                  (In Thousands)
                                                                                 1995         1994
                                                                                 ----         ----
    Contract Receivables, Billed Amounts.....................................  $ 5,876      $ 1,872
    Commercial Vending Receivables...........................................  $ 2,211      $   960
    Other....................................................................      742          353
    Allowance for Doubtful Accounts..........................................      (51)          --
                                                                               -------      -------
         Total...............................................................  $ 8,778      $ 3,185
                                                                               =======      =======

    Contract receivables include amounts under long-term contracts and subcontracts principally with the U.S. Government, or its' contractors, and the United Kingdom Ministry of Defense or its' contractors. Commercial vending receivables consist, primarily of amounts due from a large vending customer. The Company generally does not require collateral or other security to support these receivables.

    The provision for doubtful accounts, related to the vending operation, included in Selling, General and Administrative expense was $50,800 in fiscal year 1995. There was no provision for doubtful accounts for fiscal years 1994 or 1993.

3.  Inventories.

                                                                                  (In Thousands)
                                                                                 1995         1994
                                                                                 ----         ----
    Finished Goods...........................................................   $ 1,140     $ 1,032
    Work in Process..........................................................     1,998       4,419
    Raw Materials............................................................     6,897       4,407
                                                                                -------     -------
         Total...............................................................   $10,035     $ 9,858
                                                                                =======     =======

    The Company filed claims against the U.S. Government for additional costs incurred on three "build-to-print" Pop-Up Target contracts seeking over $3.0 million, of which $994,000 remained in inventory at June 30, 1994.
    The Company's initial claim was filed in June 1986 and had been in litigation before the Armed Services Board of Contract Appeals since June 1989. The claim was based on deficient technical packages provided to ECC as conceded by the U.S. Army. During fiscal year 1994, the Board issued a decision awarding the Company minimal damages on its claim. The Company appealed the Board's decision to the United States Court of Appeals for the Federal Circuit which denied the Company's appeal during fiscal year 1995. Accordingly, the Company recorded a one time write-off of costs included in inventory amounting to $994,000 in the second quarter of fiscal year 1995.

    The Company had also submitted or intended to submit requests for equitable adjustments for additional costs incurred on various contracts seeking approximately $1.0 million, of which $0.7 million was deferred in inventory at June 30, 1993. During fiscal year 1994 due to various facts and circumstances the Company elected not to pursue those equitable adjustments and accordingly wrote off the $0.7 million which was deferred in inventory as of June 30, 1993.

4.  Property, Plant and Equipment.

                                                                                    (In Thousands)
                                                                                  1995           1994
                                                                                  ----           ----
    Land...................................................................     $ 2,411        $ 2,411
    Buildings..............................................................      19,940         19,070
    Machinery and Equipment................................................      20,350         17,923
    Demonstration and Test Equipment.......................................       8,765          7,752
                                                                                -------        -------
         Total.............................................................      51,466         47,156
    Less Accumulated Depreciation..........................................      27,459         24,039
                                                                                -------        -------

         Total.............................................................     $24,007        $23,117
                                                                                =======        =======

    Repairs and maintenance expense for the fiscal years ended June 30, 1995, 1994 and 1993 were $760,000, $569,000 and $489,000, respectively.

5.  Accrued Expenses.

                                                                                  (In Thousands)
                                                                                   1995      1994
                                                                                   ----      ----
    Compensation...............................................................  $ 2,669   $ 2,047
    Accrued Vacation...........................................................    1,424     1,175
    Profit Sharing Contribution................................................      672     1,264
    Federal/State Income Tax Payable...........................................      930     1,087
    Other......................................................................    2,460     1,845
                                                                                 -------   -------

         Total.................................................................  $ 8,155   $ 7,418
                                                                                 =======   =======

6.  Temporary Credit Facility and Long-Term Debt.

                                                                                     (In Thousands)
                                                                                    1995       1994
                                                                                    ----       ----
    Revolving Credit Facility (Bank)...........................................   $19,850    $17,568
    Less Current Portion.......................................................     3,600        750
                                                                                  -------    -------

         Total.................................................................   $16,250    $16,818
                                                                                  =======    =======

    During fiscal year 1993, the Company entered into a credit facility, with its primary lender, acting as agent, and five other financial institutions. The credit agreement consisted of a bank note and a private placement note with interest payable monthly at prime + 1 1/4 percentage points and 9.98%, respectively.

    The credit facility included certain covenants related to, among other things, minimum tangible net worth requirements, the prohibition on the payment of cash dividends, and various other financial ratios. In addition, substantially all of the assets of the Company were pledged as collateral and all existing bank accounts were assigned to the agent until the revolver was paid in full.

    On September 20, 1994, the Company entered into a new loan facility ("Loan Facility") with a bank, expiring on October 1, 1997, totaling $20.0 million. The loan facility consists of a $9.0 million term loan, and an $11.0 million revolving credit facility which includes $2.0 million of revolving credit available in the British Sterling equivalent for the Company's wholly owned subsidiary, ECC Simulation Limited. Proceeds from the loan facility were used to pay the outstanding balance under the Company's revolving credit facility with its primary lender at June 30, 1994. As a result of this agreement, the Company reclassified its debt at June 30, 1994.

    Interest is payable quarterly in arrears at a rate defined in the agreement. The Company is required to pay certain fees on an annual basis as calculated by the bank. The revolving credit commitment fee is equal to .25% per annum on the total outstanding balance. A Standby Letter of Credit fee is equal to 1% per annum plus issuance costs.

    The loan facility includes certain covenants related to, among other things, maintaining a minimum fixed charge coverage ratio, debt to equity ratio and current ratio. In addition, substantially all of the assets of the Company are pledged as collateral for the loan facility.

    On April 6, 1995, the Company executed an Amendment to its loan facility providing for a temporary increase in its line of credit. The Amendment allows the Company to borrow up to $13 million under the revolving credit portion of the loan facility. The terms of the amendment require that borrowings under the increased line ($2.0 million) be repaid on, the earlier of, the date of the Company's receipt of a certain contract delivery payment or September 30, 1995. Thereafter, the original terms of the loan facility will be in effect. Borrowings under the amended portion of the loan facility were $600,000 at June 30, 1995.

    Concurrent with the Amendment to the loan facility, the Company's wholly owned subsidiary, ECC Simulation Limited executed a separate Temporary Credit Facility ("Temporary Facility") totalling $4.0 million available in the British Sterling equivalent and expiring on September 30, 1995. Outstanding amounts under the Temporary Facility are due on demand. Interest is payable monthly at a rate defined in the agreement. Total borrowings under the Temporary Facility were $2.5 million at June 30, 1995. All covenants of the Company's loan facility are applicable to the Temporary Facility.

    Aggregate maturities under the Revolving Credit Facility and Term Loan are as follows:


                                                        (In Thousands)
                 1996                                         3,600
                 1997                                        16,250
                                                            -------
                 Total                                      $19,850
                                                            =======


7.  Income Taxes.

    The domestic and foreign components of income/(loss) before income taxes are presented below:

                                                   (In Thousands)
                                        1995             1994            1993
                                        ----             ----            ----
Domestic..........................    $10,761          $ 5,217         $(1,925)
Foreign...........................        410              633             184
                                      -------          -------         -------
    Total.........................    $11,171          $ 5,850         $(1,741)
                                      =======          =======         =======

    The components of the provision/(benefit) for income taxes are as follows:

                                                       (In Thousands)
                                            1995             1994            1993
                                            ----             ----            ----
Current:
    Federal.............................  $ 3,641          $ 1,969         $   444
    State...............................      261               62               4
    Foreign.............................       30               --              --
                                          -------          -------         -------
         Subtotal.......................    3,932            2,031             448
                                          -------          -------         -------

Deferred:
    Federal.............................  $   (45)         $  (144)        $(1,087)
    State...............................      (34)              34             (59)
                                          -------          -------         -------
         Subtotal.......................      (79)            (110)         (1,146)
                                          -------          -------         -------

Provision/(Benefit) for Income Taxes....  $ 3,853          $ 1,921         $  (698)
                                          =======          =======         =======

    The Company has utilized $951,000 and $1.9 million Florida net operating loss carryforwards to reduce fiscal year 1995 and fiscal year 1994 Florida income taxes payable, respectively.

    The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows for the years ended June 30:

                                                                         (In Thousands)
                                                             1995                              1994
                                                             ----                              ----
                                                    Asset          Liability          Asset            Liability
                                                    -----          ---------          -----            ---------
    Revenue Recognized on Completed
      Contract for Tax Return and on
      Percentage of Completion for
      Financial Reporting.......................   $   436          $     -          $   574            $     -

    Foreign Net Operating Loss..................       116                -              252                  -

    Difference between Book and
      Tax Depreciation..........................         -            1,469                -              1,635

    Capitalized Bid and Proposal Expense .......       134                -              172                  -

    Accruals Not Currently Deductible...........       440              100              250                  -
                                                   -------          -------          -------            -------

         Subtotal...............................     1,126            1,569            1,248              1,635

    Valuation Allowance.........................      (116)               -             (252)                 -
                                                   -------          -------          -------            -------

         Total..................................   $ 1,010          $ 1,569          $   996            $ 1,635
                                                   =======          =======          =======            =======

    These deferred tax assets and liabilities are included in/or classified as follows on the balance sheet at June 30:

                                                                 1995         1994
                                                                 ----         ----
    Prepaid Expenses and Other...............................  $ 1,010      $   996
    Non-current deferred income tax liabilities..............    1,569        1,635

    The provision for deferred taxes reflects temporary differences with respect to the following in fiscal year 1993:

                                                           (In Thousands)
                                                                1993
                                                                ----
Revenue Recognized on Completed Contract Basis
 for Tax Return and on Percentage of Completion
 for Financial Reporting................................      $(1,252)

Difference between Book and Tax Depreciation............          (29)

Capitalized Bid and Proposal Expense....................          221

Other...................................................          (86)
                                                             ---------

    Total...............................................      $(1,146)
                                                             =========

    Differences between the statutory U.S. Federal Income Tax rate and the effective income tax rate reported in the financial statements are as follows at June 30:

                                                                1995             1994        1993
                                                                ----             ----        ----
Federal Statutory Rates............................            34.0 %           34.0 %     (34.0)%
Increase/(Decrease) in Taxes Resulting From:
    State Income Taxes (after deducting
     federal income tax benefit)...................             1.5 %            0.7 %      (2.1)%
    Foreign Net Operating Loss Carryforward........            (2.2)%           (3.7)%      (3.6)%
    Other..........................................             1.2 %            1.8 %      (0.4)%
                                                               ------           ------      ------

Total Provision/(Benefit) for Income Taxes.........            34.5 %           32.8 %     (40.1)%
                                                               ======           ======      ======

    The Company realized an income tax benefit of $1,256,000 during fiscal year 1995 related to the exercise of certain employee stock options which are recognized as employee compensation for tax purposes, however, not for financial reporting purposes. This tax benefit was credited to Capital in Excess of Par.

8.  Other Net

    Other income and expense includes $36,000, $(8,000) and $(596,000) in foreign currency transaction gain/(losses) for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

9.  Stockholders' Equity.

    Under the Company's Qualified Stock Option Plans, directors, officers and certain key employees may purchase the Company's Common Stock at 100% of the fair market value of the shares on the date of grant. Options are exercisable up to 10 years from the date granted.

    A summary of transactions for the fiscal years ended June 30, 1995, 1994 and 1993 are as follows:

                                                             Shares            Shares           Average
                                                             Available         Under          Option Price
                                                            For Option         Option          Per Share
                                                            ----------         ------          ---------
    Balance at June 30, 1992...................               15,625           286,750          $ 6.92
    Expired....................................                2,500            (2,500)         $ 7.40
                                                             -------           -------          -------

    Balance at June 30, 1993...................               18,125           284,250          $ 6.91
    Terminated.................................                6,250            (6,250)         $ 7.24
    Exchange Program
         Terminated............................              278,024          (278,024)         $ 6.91
         Reissued..............................             (139,012)          139,012          $ 2.375
    Exercised..................................                   --          (110,178)         $ 2.375
                                                             -------           -------          -------

    Balance at June 30, 1994...................              163,387            28,810          $ 2.375
    Granted....................................              (10,000)           10,000          $11.50
    Exercised..................................                   --           (28,810)         $ 2.375
    Expired....................................             (105,572)               --          $   --
                                                             -------           -------          -------

    Balance at June 30, 1995...................               47,815            10,000          $11.50
                                                             =======           =======          =======


    Under the Company's Non-Qualified Stock Option Plan, directors, officers, and key employees may purchase the Company's Common Stock at 100% of fair market value of the shares on the date of grant. Except as otherwise determined by the Board of Directors, no options granted under the Plan will be immediately exercisable, but, rather, will be exercisable as to twenty percent of the shares covered thereby after one year from the date the option is granted and will be exercisable as to an additional twenty percent each year thereafter. All options will expire upon the earlier of 10 years and 30 days from date of grant or, with respect to shares covered by such options, five years from the date the option first became exercisable with respect to such shares.

A summary of transactions for the fiscal years ended June 30, 1995, 1994 and 1993 are as follows:

                                                              Shares           Shares            Average
                                                             Available         Under          Option Price
                                                            For Option         Option          Per Share
                                                            ----------       ---------        ------------
    Balance at June 30, 1992...........................        10,612        1,109,438           $ 5.03
    (Option Shares Exercisable 812,438)
    Expired............................................       146,430         (146,430)          $ 5.03
                                                              -------        ---------           -------

    Balance at June 30, 1993...........................       157,042          963,008           $ 5.03
    (Option Shares Exercisable 774,208)
    Terminated.........................................        20,500          (20,500)          $ 5.12
    Exchange Program
         Terminated....................................       942,508         (942,508)          $ 5.03
         Reissued......................................      (471,250)         471,250           $ 2.125
    Exercised..........................................            --         (248,938)          $ 2.125
    Granted............................................       (32,000)          32,000           $ 2.625
    Terminated.........................................         3,000           (3,000)          $ 2.125
    Expired............................................        58,579          (58,579)          $ 2.125
                                                              -------        ---------           -------

    Balance at June 30, 1994...........................       678,379          192,733           $ 2.21
    (Option Shares Exercisable 115,933)
    Terminated.........................................           600             (600)          $ 2.125
    Exercised..........................................            --          (70,313)          $ 2.156
    Granted............................................      (672,000)         672,000           $11.46
                                                              -------        ---------           -------

    Balance at June 30, 1995...........................         6,979          793,820           $10.014
    (Option Shares Exercisable 87,220)                        =======        =========           =======

    On September 24, 1990, The Board of Directors authorized new stock options with an exercise price of $5.00 per share in substitution and replacement of unexercised portions of the Non-Statutory Stock Options granted on or before September 24, 1990.

    During fiscal year 1991, the Board of Directors adopted the 1991 Stock Option Plan. Under the 1991 Stock Option Plan, directors other than committee members, officers and certain key employees are eligible to receive options to purchase the Company's Common Stock at 100% of fair market value of the shares on the date of grant. Options expire up to 10 years from date of grant and are all presently exercisable. The shares reserved for issuance and covered by options granted under the 1991 Stock Option Plan are set forth in the following table.

                                                              Shares           Shares            Average
                                                             Available         Under          Option Price
                                                            For Option         Option          Per Share
                                                            ----------         ------          ---------
    Balance June 30, 1992.......................               53,000          197,000           $ 5.48
    Additional Authorized.......................               60,770               --               --
    Granted.....................................             (105,875)         105,875           $ 2.13
                                                              -------          -------           ------
    Balance June 30, 1993.......................                7,895          302,875           $ 4.30
    Additional Authorized.......................               62,286               --                --
    Terminated..................................               35,000          (35,000)          $ 5.39
    Exchange Program
         Terminated.............................              122,000         (122,000)          $ 5.50
         Reissue................................              (61,000)          61,000           $ 2.125
    Granted.....................................              (93,954)          93,954           $ 2.625
    Exercised...................................                   --         (155,090)          $ 2.34
                                                              -------          -------           --------

    Balance June 30, 1994.......................               72,227          145,739           $ 3.26
    Additional Authorized.......................               75,373               --               --
    Granted.....................................             (112,000)         112,000           $11.50
    Exercised...................................                   --          (17,625)          $ 2.533
                                                              -------          -------           -------

    Balance June 30, 1995.......................               35,600          240,114           $ 7.155
                                                              =======          =======           =======

    On February 11, 1988, the Company granted each of its then four outside directors an option to purchase 12,500 shares of the Company's Common Stock at a price of $7.20 per share (the market value on that day) and reserved 50,000 shares of its Treasury Stock to cover the exercise of these options. The Treasury Stock referred to above were retired in fiscal year 1995 at their aggregate cost and a like number of authorized but unissued shares were reserved to cover these options. None of these options were exercised as of June 30, 1995.

    During fiscal year 1993, the Board of Directors approved a Stock Option Exchange Program. This program permits all employees to cancel all (but only all) of their existing options which have an exercise price higher than $2.125 per share in return for a new option (for a number of shares equal to one-half of the number of shares as their existing options) which will have an exercise price equal to $2.125 per share (in the case of non-statutory options) and an exercise price equal to $2.375 per share (in the case of incentive stock options). The Stock Option Exchange Program also covered the Director's options previously granted to Messrs. Jesse Krasnow and Herbert Krasnow. Messrs. Martin Kaplan and Thomas McGrath, who comprise the Stock Option Committee, are not eligible to participate in the Stock Option Exchange Program.

    During fiscal year 1990, the shareholders approved the 1990 Employee Stock Purchase Plan. The Plan was intended to provide eligible employees with an opportunity to purchase the Company's common stock through payroll deductions at eighty-five percent of the market price on specified dates. Common stock reserved for issuance under the Plan was 360,000 shares. All shares were issued under the Plan as of June 30, 1993.

    During fiscal year 1994, the Shareholders approved the 1993 Employee Stock Purchase Plan. The Plan is the same in all aspects as the 1990 Plan including the number of shares reserved, 360,000 shares. There were 53,713 and 107,587 shares issued under this Plan during the years ended June 30, 1995 and 1994, respectively.

    The Companys' Stock Option Plan Committee, which is comprised of Messrs. Kaplan and McGrath, administer all the stock option plans of the Company.

    The Company has available 1,000,000 authorized and unissued shares of $0.10 par value Preferred Stock. Shares may be issued from time to time in one or more series, each series having such special rights, privileges and preferences as may be determined by the Board of Directors at time of issuance.

    On June 30, 1994 the Company issued 687,000 shares of its $0.10 par value common stock in a private offering at a price of $12 per share. The offering included an option for each purchaser to acquire an equivalent number of shares within the next 12 months at $16 per share. No such options were exercised at June 30, 1995.

    Net proceeds from the private offering were $7,936,400 of which $5,011,400 were not received as of June 30, 1994. This amount was included as a separate component of Stockholders Equity in the Consolidated Balance Sheet under the caption "Stock Subscription Receivable" at June 30, 1994. The $5,011,400 remaining proceeds were received during fiscal year 1995.

10. Business Segment Information.

    The Company designs and manufactures training simulators as well as, frozen food and bottle vending machines.

    The Company's operations by business segment, were as follows:

                                                                 (In Thousands)
                                           Training         Vending
                                           Operation        Operation        Corporate        Consolidated
    Revenues
    1995                                    $83,534          $24,073             --            $107,607
    1994                                     61,069            2,232             --              63,301
    1993                                     53,798              637             --              54,435

    Operating Income
    1995                                     11,741               (7)            --              11,734
    1994                                      9,671           (1,913)            --               7,758
    1993                                      2,273             (975)            --               1,298

    Identifiable Assets
    1995                                     77,798            8,585          3,356              89,739
    1994                                     56,622            6,290          2,268              65,180
    1993                                     56,752              842            839              58,433

    Depreciation
    1995                                      3,098              322             --               3,420
    1994                                      3,230              120             --               3,350
    1993                                      2,930               13             --               2,943

    Capital Expenditures
    1995                                      2,080            2,230             --               4,310
    1994                                      1,275              834             --               2,109
    1993                                      1,457              408             --               1,865

    Intersegment sales are not material. Identifiable assets are those assets employed in each segment's operation. Corporate assets consist primarily of cash.

    Sales by Class of Customer.

                                                                           (In Thousands)
                                                                1995             1994         1993
                                                                ----             ----         ----
    U.S. Government
         Direct.........................................      $ 36,476         $40,125      $34,711
         Subcontract....................................        35,309          14,715        5,634
                                                              --------         -------      -------
                 Total U.S. Government..................        71,785          54,840       40,345
                                                              --------         -------      -------

    Foreign Governments.................................        11,697           5,203       12,645
    Foreign Commercial..................................            21           1,021          136
    Other...............................................            31               5          672
                                                              --------         -------      -------
                 Total Training.........................        83,534          61,069       53,798
                                                              --------         -------      -------

    Vending (substantially one customer)................        24,073           2,232          637
                                                              --------         -------      -------

                 Total Sales............................      $107,607         $63,301      $54,435
                                                              ========         =======      =======


    Export Sales from the U.S. were $6,000, $4,000 and $5,100,000 in the fiscal years ended June 30, 1995, 1994 and 1993, respectively. These amounts do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $27,582,000, $27,797,000 and $2,800,000 in the fiscal years ended June 30, 1995, 1994, and 1993, respectively.

    Sales by Geographic Area.

                                                            (In Thousands)
                                           United           Europe and
                                           States           Middle East       Other        Consolidated
    Revenues
    1995                                   $95,883            $11,724            --          $107,607
    1994                                    57,077              6,224            --            63,301
    1993                                    41,654              7,695         5,086            54,435

    Operating Income
    1995                                    11,161                573            --            11,734
    1994                                     7,095                663            --             7,758
    1993                                       416                894           (12)            1,298

    Identifiable Assets
    1995                                    79,483             10,256            --            89,739
    1994                                    61,579              3,601            --            65,180
    1993                                    54,159              4,274            --            58,433

11. Summary of Quarterly Results (Unaudited).

                                                            (In Thousands, Except Per Share Data)
                                                   September        December          March          June
         1995                                          30              31              31             30
                                                       --              --              --             --
    Net Sales................................       $20,656          $22,676         $28,832        $35,443
    Gross Profit.............................       $ 5,733          $ 5,412         $ 6,024        $ 8,378
    Operating Income.........................       $ 2,341          $ 1,935         $ 2,819        $ 4,639
    Income Before Income Taxes...............       $ 1,996          $ 1,651         $ 3,131        $ 4,393
    Net Income...............................       $ 1,336          $ 1,189         $ 1,871        $ 2,922
    Earnings Per Common Share
     and Common Share Equivalent ............       $  0.17          $  0.15         $  0.24        $  0.37


    As disclosed in Note 3, the Company recorded a one time write-off, during the second quarter of fiscal year 1995, of $994,000 (pre-tax) relating to the Pop-Up Target claim previously included in inventory.

    The Company recorded a charge to Vending Cost of Sales of $891,000 during the fourth quarter of fiscal year 1995, primarily the result of a standard cost revision and an inventory book to physical adjustment.

    For interim reporting purposes, the Company had previously allocated S,G&A costs to contracts utilizing an annualized estimated rate to absorb such costs. Effective July 1, 1994, the Company conformed its method of accounting for S,G&A costs on an interim basis to the method used for annual reporting purposes, that is, charged to operations as incurred.

                                                            (In Thousands, Except Per Share Data)
                                                   September        December          March          June
         1994                                          30              31              31             30
                                                       --              --              --             --
    Net Sales................................      $15,407          $14,817          $15,767        $17,310
    Gross Profit.............................      $ 4,669          $ 3,939          $ 4,856        $ 6,126
    Operating Income.........................      $ 1,713          $   876          $ 1,984        $ 3,185
    Income Before Income Taxes...............      $ 1,181          $   404          $ 1,648        $ 2,617
    Net Income...............................      $   783          $   358          $ 1,104        $ 1,684
    Earnings Per Common Share
     and Common Share Equivalent.............      $  0.13          $  0.05          $  0.15        $  0.24


    The periodic review of estimated cost at completion of the C-17A production contract in the second quarter resulted in a reduction in gross margin of approximately $0.4 million. However, lower than anticipated costs in the fourth quarter resulted in the gross margin on this contract returning to its pre-adjusted level.

    The increase in gross margin in the fourth quarter of fiscal year 1994 as compared to the prior quarters is primarily related to the fourth quarter review of estimated costs at completion reflecting among other items a reduction in manufacturing overhead. The reduction in overhead related primarily to the Company's profit sharing expense which during the first three quarters was accrued for in anticipation of a 100% contribution. However, due to the Company's profitability for the year, the actual profit sharing contribution was reduced to a 75% contribution. Two factors partially offset the increase in gross margin in the fourth quarter. The first relates to the loss of gross margin on the vending operation primarily the result of start-up costs incurred in connection with the glass bottle vending machine. The second was associated with one contract on which the Company had costs deferred in inventory in anticipation of submitting a request for equitable adjustment. However, due to various facts and circumstances, the Company elected not to pursue the request for equitable adjustment and charged these deferred costs to cost of sales in June 1994.

    The higher than anticipated start-up costs on the glass bottle vending machine and the write-off of deferred costs referred to above, both of which occurred in the fourth quarter, contributed to the reduction of the profit sharing from the anticipated 100% contribution to a 75% contribution.


12. Commitments and Contingencies.

    The Company and its subsidiaries lease certain office facilities and equipment under operating leases. Future minimum lease payments under all noncancellable operating leases as of June 30, 1995 are as follows:

                                                       (In Thousands)
                 1996 .............................    $  1,045
                 1997 .............................         812
                 1998 .............................         684
                 1999 .............................         551
                 Remaining Years ..................       3,770
                                                       --------
                 Total Minimum Lease Payments......    $  6,862
                                                       ========

    Rent expense under all operating leases was approximately $1,024,540, $826,011 and $883,321 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively.

Item 9.  Disagreements on Accounting and Financial Disclosures

         The Company has nothing to report under this item.

                                    PART III


    Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 - 13 (except for the information set forth at the end of Part I with respect to Executive Officers of the Company) is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before October 16, 1995.

                                    PART IV


Item 14.           Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K.

    (a)  (1) and (2)  Financial Statements

                   The financial statements filed as part of this Annual Report are listed in the Index to Consolidated Financial Statements on page 18. Schedules other than those so listed are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

    (3)  Exhibits
                                 EXHIBIT INDEX

Exhibit No.        Description                                             Page
- -----------        -----------                                             ----
3.1                Certificate of Incorporation (5)

3.2                By-Laws (2)

4.1                Form of Common Stock Certificate (5)

10.1               Educational Computer Corporation
                   1981 Incentive Stock Option Plan (5)

10.2               Educational Computer Corporation
                   1986 Incentive Stock Option Plan (5)

10.3               Educational Computer Corporation
                   1986 Non-Qualified Stock Option Plan (5)

10.4               ECC International Corp. 1991 Option Plan (3)

10.5 Credit Agreement dated as of November 24, 1992 by and among ECC International Corp. and ECC Simulation
                   Limited and the Financial Institutions listed herein and Mellon Bank, N.A. as Agent and as Issuing Bank. (5)

10.6               First Amendment dated as of March 1, 1993 to the
                   Credit Agreement dated as of November 24, 1992 by and among ECC International Corp. and ECC Simulation
                   Limited and the Financial Institutions listed herein and Mellon Bank, N.A. as Agent and as Issuing Bank. (5)

10.7               Second Amendment dated as of March 31, 1993 to the
                   Credit Agreement dated as of November 24, 1992 by and among ECC International Corp. and ECC Simulation
                   Limited and the Financial Institutions listed herein and Mellon Bank, N.A. as Agent and as Issuing Bank as heretofore amended by amendment dated March 1, 1993. (4)

10.8               Second Amendment dated as of December 31, 1993 to the
                   Credit Agreement dated as of November 24, 1992 by and among ECC International Corp. and ECC Simulation
                   Limited and the Financial Institutions listed herein and Mellon Bank, N.A. as Agent and as Issuing Bank as heretofore amended by amendments dated March 1, and March 31, 1993. (6)

10.9               Form of Stock Option Agreement for outside directors (7)

10.10              Rights Agreement dated July 28, 1986 between Educational
                   Computer Corporation and Mellon Bank (East), N.A. (7)

10.11 Amendment to Rights Agreement dated February 21, 1989 between ECC International Corp. and Mellon Bank
                   (East), N.A. (1)

10.12 Form of Subscription Agreement dated June 30, 1994 related to Private Placement. (7)

10.13 Form of Option Agreement dated June 30, 1994 related to Private Placement. (7)

10.14              Term Loan and Revolving Credit Agreement dated as of
                   September 20, 1994 by and among First Fidelity Bank,
                   National Association and ECC International Corp. (7)

10.15 Guaranty and Surety Agreement dated as of September 20, 1994 to induce First Fidelity Bank,
                   N.A. to make loans or other financial accommodations to ECC Simulation Limited. (7)

10.16              First Amendment dated as of April 6, 1995 to the
                   Term and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and
                   ECC International Corp.

10.17 Overdraft Facility dated as of April 3, 1995 by and among ECC Simulation Limited and First Fidelity Bank,
                   N.A. London Branch.


11                 Schedules of Computation of Earnings Per Share

21                 Subsidiaries of Registrant

23                 Consent of Coopers & Lybrand L.L.P.

27                 Financial Data Schedule


1 Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated February 22, 1989. (Commision File No. 1-8988)


2 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1989. (Commision File No. 1-8988)


3 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991. (Commision File No. 1-8988)


4 Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993. (Commision File No. 1-8988)


5 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993. (Commision File No. 1-8988)


6 Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993. (Commision File No. 1-8988)


7 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994. (Commision File No. 1-8988)

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ECC INTERNATIONAL CORP.

                                                 By  /s/ Richard F. Thompson
                                                     ---------------------------
                                                     Richard F. Thompson
                                                     Vice President, Finance

Date:   September 19, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, by a majority of the Board of Directors.


/s/ George W. Murphy                            )
- ----------------------------------              )
George W. Murphy, Director                      )
  and Principal Executive Officer               )
                                                )
/s/ Richard F. Thompson                         )
- ----------------------------------              )
Richard F. Thompson, Principal                  )
  Financial and Accounting Officer              )
                                                )
/s/ Ajit W. Hirani                              )
- ----------------------------------              )
Ajit W. Hirani, Director                        )
                                                )
/s/ Julian Demora                               )       September 19, 1995
- ----------------------------------              )
Julian Demora, Director                         )
                                                )
/s/ Max M. Kampelman                            )
- ----------------------------------              )
Max M. Kampelman, Director                      )
                                                )
/s/ Martin S. Kaplan                            )
- ----------------------------------              )
Martin S. Kaplan, Director                      )
                                                )
/s/ Herbert S. Krasnow                          )
- ----------------------------------              )
Herbert S. Krasnow, Director                    )
                                                )
/s/ Jesse Krasnow                               )
- ----------------------------------              )
Jesse Krasnow, Director                         )
                                                )
/s/ Thomas E. McGrath                           )
- ----------------------------------              )
Thomas E. McGrath, Director                     )