Form 10-Q
period 1995-09-30
ECC INTERNATIONAL CORP
filed 1995-11-14
CIK 31660

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995
                              -------------------------------------------------

                                       or

[    ] TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:                        1-8988
                        --------------------------------------------------------

                            ECC International Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     23-1714658
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

175 Strafford Avenue, Suite 116, Wayne, PA                            19087-3377
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (610) 687-2600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for at least the past 90 days.     [ X ] Yes   [  ] No

         As of September 30, 1995, there were 7,686,490 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                      ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                                           CONSOLIDATED INCOME STATEMENTS
                                   THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (In Thousands Except Share and Per Share Data)
                                                    (Unaudited)

                                                                             Three Months             Three Months
                                                                                Ended                    Ended
                                                                               9/30/95                  9/30/94
                                                                             ----------               -----------
Net Sales                                                                    $  26,980                $  20,656

Cost of Sales                                                                   20,630                   14,923
                                                                             ---------                ---------

Gross Profit                                                                     6,350                    5,733
                                                                             ---------                ---------

Expenses:
 Selling, General & Administrative                                               3,259                    3,184
 Systems Development                                                                58                      208
                                                                             ---------                ---------

    Total Expenses                                                               3,317                    3,392
                                                                             ---------                ---------

Operating Income                                                                 3,033                    2,341
                                                                             ---------                ---------

Other Income (Expense):
  Interest Income                                                                   63                       49
  Interest Expense                                                                (464)                    (357)
  Other - Net                                                                      (59)                     (37)
                                                                             ---------                ---------

    Total Other Expense                                                           (460)                    (345)
                                                                             ---------                ---------

Income Before Income Taxes                                                       2,573                    1,996

Provision for Income Taxes                                                         886                      660
                                                                             ---------                ---------

Net Income                                                                   $   1,687                $   1,336
                                                                             =========                =========

Earnings Per Common Share and
 Common Share Equivalents                                                    $    0.21                $    0.17
                                                                             =========                =========

Weighted Average Number of Common and
   Common Share Equivalents Outstanding                                      7,957,873                7,877,395


        See accompanying notes to the consolidated financial statements.

                                ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                             (In Thousands)

                                                                            (Unaudited)              (Audited)
                                                                              9/30/95                 6/30/95
                                                                            ----------               ---------
ASSETS

Current Assets:
  Cash                                                                       $ 3,614                  $ 3,535
  Accounts Receivable, Net                                                     7,886                    8,778
  Costs and Estimated Earnings in Excess
   of Billings on Uncompleted Contracts                                       39,681                   39,752

  Inventories
     Raw Material                                                              7,254                    6,897
     Work in Process                                                           3,415                    1,998
     Finished Goods                                                            1,483                    1,140

  Prepaid Expenses and other                                                   1,609                    1,764
                                                                             -------                  -------

     Total Current Assets                                                     64,942                   63,864

Property, Plant and Equipment - Net                                           24,306                   24,007

Other Assets                                                                   1,860                    1,868
                                                                             -------                  -------

     Total Assets                                                            $91,108                  $89,739
                                                                             =======                  =======




                                                                    Continued...

                                ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS (Continued)
                                             (In Thousands)

                                                                            (Unaudited)              (Audited)
                                                                              9/30/95                 6/30/95
                                                                            ----------              ----------
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
    Temporary Credit Facility                                                $    --                  $ 2,534
    Current Portion of Long-Term Debt                                          3,000                    3,600
    Accounts Payable                                                          11,100                    7,197
    Accrued Compensation                                                       3,181                    4,093
    Advances on Long-Term Contracts                                            1,355                    1,395
    Accrued Profit Sharing                                                       799                      672
    Other Accrued Expenses                                                     3,672                    3,390
                                                                             -------                  -------

        Total Current Liabilities                                             23,107                   22,881
                                                                             -------                  -------

Deferred Income Taxes                                                          1,569                    1,569
                                                                             -------                  -------

Long-Term Debt                                                                15,558                   16,250
                                                                             -------                  -------

Commitments and Contingencies

Stockholders' Equity:
    Common stock, $.10 par; authorized
      20,000,000 shares at 9/30/95 and
      6/30/95; reserved for stock options
      and other obligations to issue stock,
      1,518,462 shares at 9/30/95 and
      2,157,528 shares at 6/30/95; issued
      and outstanding, 7,686,490 shares
      at 9/30/95 and 7,657,846 at 6/30/95                                         769                     766
    Preferred stock, $.10 par; authorized
      1,000,000 shares at 9/30/95 and at
      6/30/95; issued and none outstanding
      at 9/30/95 and 6/30/95                                                       --                      --
    Capital in Excess of Par                                                   21,984                  21,822
    Retained Earnings                                                          28,093                  26,406
    Cumulative Translation Adjustment                                              28                      45
                                                                             --------                 -------

Total Stockholders' Equity                                                     50,874                  49,039
                                                                             --------                 -------

Total Liabilities & Stockholders' Equity                                     $ 91,108                 $89,739
                                                                             ========                 =======

        See accompanying notes to the consolidated financial statements.

                                      ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             FOR THE THREE MONTHS ENDED
                                            SEPTEMBER 30, 1995 AND 1994
                                                   (In Thousands)
                                                    (Unaudited)

                                                                                  Three Months              Three Months
                                                                                     Ended                     Ended
                                                                                    9/30/95                    9/30/94
                                                                                  ------------              -----------
Cash Flows From Operating Activities:
    Net Income                                                                       $ 1,687                   $ 1,336
    Items Not Requiring Cash:
    Depreciation                                                                         945                       827
    Provision for Doubtful Accounts                                                       20                        --
    Deferred Income Taxes                                                                 --                      (177)
Changes in Certain Assets and Liabilities:
    Accounts Receivable                                                                  872                    (2,738)
    Cost and Estimated Earnings in Excess
        of Billings on Uncompleted Contracts                                              71                    (2,166)
    Inventories                                                                       (2,117)                      751
    Prepaid Expenses and Other                                                           155                       203
    Accounts Payable                                                                   3,903                      (981)
    Advances on Long-Term Contracts                                                      (40)                      733
    Accrued Expenses                                                                    (503)                   (1,435)
                                                                                     -------                   -------

Net Cash Provided By (Used In) Operating Activities                                    4,993                    (3,647)
                                                                                     -------                   -------

Cash Flows From Investing Activities:
    Additions to Property, Plant and Equipment                                        (1,244)                   (1,205)
    Other                                                                                 (9)                     (160)
                                                                                     -------                   -------

Net Cash Used In Investing Activities                                                 (1,253)                   (1,365)
                                                                                     -------                   -------

Cash Flows From Financing Activities:
    Proceeds From Issuance of Common Stock, Options
    Exercised and Warrants, Including Related Tax Benefit                                165                     5,139
    New Borrowings under Term Loan                                                        --                     9,000
    Repayments under Term Loan                                                          (750)                       --
    New Borrowings under Revolving Credit Facility, Net                               (3,076)                    6,620
    Repayments of Long-Term Debt under Revolving Credit
      Agreement and Notes Payable                                                         --                   (17,568)
                                                                                     -------                   -------

Net Cash (Used In) Provided By Financing Activities                                   (3,661)                    3,191
                                                                                     -------                   -------

Net Decrease in Cash                                                                      79                    (1,821)

Cash at Beginning of the Period                                                        3,535                     2,600
                                                                                     -------                   -------

Cash at End of the Period                                                              3,614                       779
                                                                                     =======                   =======

                                                                                                             Continued...

                                             ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    FOR THE THREE MONTHS ENDED
                                             SEPTEMBER 30, 1995 AND 1994 (Continued)
                                                          (In Thousands)
                                                           (Unaudited)

                                                                                   Three Months              Three Months
                                                                                      Ended                     Ended
                                                                                     9/30/95                    9/30/94
                                                                                   ------------              -----------
Supplemental Disclosure of Cash Flow Information:
 Cash Paid During the Year For:
    Interest                                                                         $   500                   $   358
    Income Taxes                                                                     $   861                   $ 1,156

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1. The accompanying statements are unaudited and have been prepared by ECC pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 1995 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management such consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period presented. The aforementioned consolidated financial statements have been prepared substantially in conformity with the accounting principles reflected in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

2. Earnings per share for the three month periods ended September 30, 1995 and 1994 are based on net income divided by the weighted average number of common share and common share equivalents outstanding.

     Common stock equivalents (stock options, warrants and Employee Stock Purchase Plan) are excluded from the calculation of per share data when their dilutive effect is not material.

3. On October 13, 1995, the Company executed an Amendment to its loan facility increasing the maximum available credit under the revolving credit portion of the loan facility from $11.0 million to $15.0 million. The amendment also increased the sub limit available to the Company's wholly owned subsidiary, ECC Simulation Limited from $2.0 million to $4.0 million. The original payment terms and covenants of the loan facility remain in effect.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


a)   Material Changes in Financial Condition
     ---------------------------------------

     During the three month period ended September 30, 1995, the Company's principal sources of cash were receipts on accounts receivable and proceeds from the exercise of stock options. The principal uses of these and existing funds were to make payments on the term loan and revolving credit facility and to finance the increase in inventories as well as acquisitions of property, plant and equipment.

     Work in progress inventory increased primarily due to unabsorbed overhead. Overhead is absorbed based on an annualized projected rate. Management expects that volume during the remaining fiscal 1996 quarters will support the currently budgeted overhead rate.

     Finished goods inventory increased primarily due to the completion of vending machines in late September which were not shipped until early October.

     The increase in accounts payable of approximately $3.9 million is primarily the result of material purchases in the vending operation, as well as, raw material purchase requirements under one of the Company's major contracts.

     On October 13, 1995, the Company executed an Amendment to its loan facility increasing the maximum available credit under the revolving credit portion of the loan facility from $11.0 million to $15.0 million. The amendment also increased the sub limit to the Company's wholly owned subsidiary, ECC Simulation Limited from $2.0 million to $4.0 million. The original payment terms and covenants of the loan facility remain in effect. The Company is required to make quarterly payments of the principal on the term loan in the amount of $750,000 during fiscal year 1996.

     During fiscal year 1996, the Company anticipates spending approximately $3.5 million to purchase new machinery and equipment; to continue refurbishment of the older areas of the Orlando facility and to make leasehold improvements to the leased vending facility.

     Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with proceeds from the revolving credit facility and its projected cash flow the Company will have sufficient resources to meet current and future operating commitments.

b)   Material Changes in Results of Operations
     -----------------------------------------

     Sales increased for the three month period ended September 30, 1995 as compared to the same period ended September 30, 1994. The increase in Sales is the result of increased volume, particularly in the domestic training operation. The increase in sales volume for the training operation is primarily the result of continued progress on one large cost plus incentive fee type contract and one large fixed price type contract as well as several new smaller contracts which did not exist during the first quarter of fiscal year 1995. These increases in the domestic training sales volume were offset by the substantial completion of a large fixed price type contract during the first quarter of fiscal year 1996. The UK and vending operations experienced marginal increases in sales volume over the corresponding quarter in the prior fiscal year.

     Gross margin as a percentage of sales decreased in the quarter ended September 30, 1995 versus the quarter ended September 30, 1994. The decrease in gross margin is largely the result of the Company's change in contract mix in the domestic training operation. While the Company has experienced an increase in volume on its large cost plus type contracts, these contracts generally yield lower margins than the fixed price type.
     In addition, an adjustment was taken to the gross margin of a large fixed price domestic contract, which was substantially completed during the first quarter of fiscal year 1996. The gross margin adjustment was primarily the result of a protracted acceptance schedule which extended far beyond the Company's original expectations and thus resulted in additional unanticipated costs incurred. Higher costs than originally anticipated were also incurred on two contracts of the UK operation due to additional training requirements identified and overtime incurred necessary to meet milestone deadlines. These decreases in gross margin were slightly offset by an improved margin in the bottle vending operation as efficiencies continue to be achieved and production costs decline.

     The vending operation reduced its use of contract labor in late October. Refinements are being made to the beverage vending machine to permit dispensing of 20 ounce bottles in order to meet customer requests. Upon completion of these refinements to the beverage vending machine, management will increase manpower levels to accommodate anticipated orders of the new bottle vendor. Refinements to the beverage vending machine are expected to be completed during the second quarter of fiscal year 1996.

     Systems development expense decreased during the first quarter of fiscal year 1996 versus the corresponding period in fiscal year 1995. The decrease is the result of the reduction of development costs associated with the new model frozen/refrigerated vending machine which is now in production.

     Interest expense increased for the quarter ended September 30, 1995 versus the quarter ended September 30, 1994 due to increased borrowings during the current quarter as compared to the corresponding quarter in the prior fiscal year.

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


                                                  ECC INTERNATIONAL CORP.


Date       November 10, 1995                       /s/ George W. Murphy
          ------------------------                ----------------------------
                                                  George W. Murphy, President





Date       November 10, 1995                       /s/ Richard F. Thompson
          ------------------------                ----------------------------
                                                  Richard F. Thompson
                                                  Vice President, Finance