Form 10-Q
period 1995-12-31
ECC INTERNATIONAL CORP
filed 1996-02-13
CIK 31660

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1995

                                       or

[   ] TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:         1-8988

                            ECC International Corp.
             (Exact name of registrant as specified in its charter)

           Delaware                                      23-1714658
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


175 Strafford Avenue, Suite 116, Wayne, PA                            19087-3377
(Address of principal executive offices)                              (Zip Code)

                                 (610) 687-2600
              (Registrant's telephone number, including area code)

                                 Not Applicable
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days.    [ X ] Yes     [  ] No

     As of December 31, 1995, there were 7,754,769 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                 (In Thousands Except Share and Per Share Data)
                                  (Unaudited)

                                                  Six Months         Six Months
                                                     Ended              Ended

                                                   12/31/95           12/31/94
                                                  ----------         ----------
Net Sales                                         $   58,671         $   43,332

Cost of Sales                                         45,907             32,187
                                                  ----------         ----------

Gross Profit                                          12,764             11,145
                                                  ----------         ----------

Expenses:
 Selling, General & Administrative                     6,763              6,188
 Systems Development                                     184                681
                                                  ----------         ----------

    Total Expenses                                     6,947              6,869
                                                  ----------         ----------

Operating Income                                       5,817              4,276
                                                  ----------         ----------

Other Income (Expense):
 Interest Income                                         113                 76
 Interest Expense                                       (851)              (673)
 Other - Net                                            (130)               (32)
                                                  ----------         ----------

    Total Other Expense                                 (868)              (629)
                                                  ----------         ----------

Income Before Income Taxes                             4,949              3,647

Provision for Income Taxes                             1,703              1,122
                                                  ----------         ----------

Net Income                                        $    3,246         $    2,525
                                                  ==========         ==========

Earnings Per Common Share and
Common Share Equivalents                          $     0.41         $     0.32
                                                  ==========         ==========

Weighted Average Number of Common and
Common Share Equivalents Outstanding               7,923,003          7,924,471

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                 (In Thousands Except Share and Per Share Data)
                                  (Unaudited)



                                                     Three Months    Three Months
                                                         Ended           Ended
                                                       12/31/95        12/31/94
                                                     ------------    ------------
   Net Sales                                          $   31,691      $   22,676

   Cost of Sales                                          25,278          17,264
                                                      ----------      ----------

   Gross Profit                                            6,413           5,412
                                                      ----------      ----------

   Expenses:
     Selling, General & Administrative                     3,505           3,004
     Systems Development                                     125             473
                                                      ----------      ----------

                  Total Expenses                           3,630           3,477
                                                      ----------      ----------

   Operating Income                                        2,783           1,935
                                                      ----------      ----------

   Other Income (Expense):
     Interest Income                                          50              27
     Interest Expense                                       (387)           (316)
     Other - Net                                             (70)              5
                                                      ----------      ----------

                  Total Other Expense                       (407)           (284)
                                                      ----------      ----------

   Income Before Income Taxes                              2,376           1,651

   Provision for Income Taxes                                817             462
                                                      ----------      ----------

   Net Income                                         $    1,559      $    1,189
                                                      ==========      ==========

   Earnings Per Common Share and
    Common Share Equivalents                          $     0.20      $     0.15
                                                      ==========      ==========

   Weighted Average Number of Common and
    Common Share Equivalents Outstanding               7,908,195       7,856,795

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                              (Unaudited)      (Audited)
                                                12/31/95        6/30/95
                                              -----------      ---------
ASSETS

Current Assets:
 Cash                                           $ 5,165         $ 3,535
 Accounts Receivable, Net                        15,534           8,778
 Costs and Estimated Earnings in Excess
  of Billings on Uncompleted Contracts           29,579          39,752

 Inventories
    Raw Material                                  8,381           6,897
    Work in Process                               5,008           1,998
    Finished Goods                                1,104           1,140

 Prepaid Expenses and Other                       1,733           1,764
                                                -------         -------

    Total Current Assets                         66,504          63,864

Property, Plant and Equipment - Net              24,572          24,007

Other Assets                                      1,936           1,868
                                                -------         -------

    Total Assets                                $93,012         $89,739
                                                =======         =======

                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Thousands)

                                                    (Unaudited)      (Audited)
                                                     12/31/95         6/30/95
                                                    -----------      ---------
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Temporary Credit Facility                          $     0         $ 2,534
   Current Portion of Long-Term Debt                    3,000           3,600
   Accounts Payable                                    10,975           7,197
   Accrued Compensation                                 3,939           4,093
   Advances on Long-Term Contracts                      1,156           1,395
   Accrued Profit Sharing                                 812             672
   Other Accrued Expenses                               2,516           3,390
                                                      -------         -------

      Total Current Liabilities                        22,398          22,881
                                                      -------         -------

Deferred Income Taxes                                   1,569           1,569
                                                      -------         -------

Long-Term Debt                                         16,235          16,250
                                                      -------         -------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.10 par; authorized
    20,000,000 shares at 12/31/95 and
    6/30/95; reserved for stock options
    and other obligations to issue stock,
    1,450,183 shares at 12/31/95 and
    2,157,528 shares at 6/30/95; issued
    and outstanding, 7,754,769 shares
    at 12/31/95 and 7,657,846 at 6/30/95                  775             766
   Preferred stock, $.10 par; authorized
    1,000,000 shares at 12/31/95 and at
    6/30/95; issued and none outstanding
    at 12/31/95 and 6/30/95                                --              --
   Capital in Excess of Par                            22,401          21,822
   Cumulative Translation Adjustment                      (18)             45
   Retained Earnings                                   29,652          26,406
                                                      -------         -------

Total Stockholders' Equity                             52,810          49,039
                                                      -------         -------

Total Liabilities & Stockholders' Equity              $93,012         $89,739
                                                      =======         =======

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1995 AND 1994
                                 (In Thousands)
                                  (Unaudited)

                                                                  Six Months      Six Months
                                                                     Ended           Ended
                                                                   12/31/95        12/31/94
                                                                  ----------      ----------
Cash Flows From Operating Activities:
   Net Income                                                       $ 3,246        $  2,525
   Items Not Requiring Cash:
   Depreciation                                                       1,819           1,674
   Provision for Doubtful Accounts                                       65              --
   Deferred Income Taxes                                                 --            (129)
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                               (6,821)         (1,569)
   Cost and Estimated Earnings in Excess
       of Billings on Uncompleted Contracts                          10,173          (7,982)
   Inventories                                                       (4,458)            308
   Prepaid Expenses and Other                                            31            (189)
   Accounts Payable                                                   3,778           1,164
   Advances on Long-Term Contracts                                     (239)          1,337
   Accrued Expenses                                                    (888)           (254)
                                                                    -------        --------

Net Cash Provided By (Used In) Operating Activities                   6,706          (3,115)
                                                                    -------        --------

Cash Flows From Investing Activities:
   Additions to Property, Plant and Equipment                        (2,384)         (2,665)
   Other                                                               (131)           (408)
                                                                    -------        --------

Net Cash Used In Investing Activities                                (2,515)         (3,073)
                                                                    -------        --------

Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock, Options
    Exercised and Warrants, Including Related Tax Benefit               588           5,398
   New Borrowings under Term Loan                                        --           9,000
   Repayments under Term Loan                                        (1,500)             --
   New Borrowings under Revolving Credit Facility, Net               (1,649)         10,135
   Repayment of Long-Term Debt under Revolving Credit
    Agreement and Notes Payable                                          --         (17,568)
                                                                    -------        --------

Net Cash (Used In) Provided By Financing Activities                  (2,561)          6,965
                                                                    -------        --------

Net Increase in Cash                                                  1,630             777

Cash at Beginning of the Period                                       3,535           2,600
                                                                    -------        --------

Cash at End of the Period                                             5,165           3,377
                                                                    =======        ========

                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                     DECEMBER 31, 1995 AND 1994 (Continued)
                                 (In Thousands)
                                  (Unaudited)



                                                       Six Months       Six Months
                                                          Ended            Ended
                                                        12/31/95         12/31/94
                                                       ----------       ----------
Supplemental Disclosure of  Cash Flow Information:
Cash Paid During the Year For:

   Interest                                              $  870           $  369
   Income Taxes                                          $2,216           $1,839

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

2. Earnings per share for the six and three month periods ended December 31, 1995 and 1994 are based on net income divided by the weighted average number of common share and common share equivalents outstanding.

     Common stock equivalents (stock options, warrants and Employee Stock Purchase Plan) are excluded from the calculation of per share data when their dilutive effect is not material.

3. During the second quarter of fiscal year 1996, the Company executed an Amendment to its loan facility increasing the maximum available credit under the revolving credit portion of the loan facility from $11.0 million to $15.0 million. The amendment also increased the maximum available credit to the Company's wholly owned subsidiary, ECC Simulation Limited from $2.0 million to $4.0 million. The original payment terms and covenants of the loan facility remain in effect.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


a)   Material Changes in Financial Condition

     During the six month period ended December 31, 1995, the Company's principal sources of cash were receipts on accounts receivable and proceeds from the exercise of stock options. The principal uses of these and existing funds were to make payments on the term loan and revolving credit facility and to finance the increase in inventories as well as acquisitions of property, plant and equipment.

     Costs and estimated earnings in excess of billings on uncompleted contracts decreased and accounts receivable increased due to significant billings on several of the Company's contracts which were completed during the second quarter of fiscal year 1996 or are substantially near completion. Payments on these billings were received in January 1996.

     Raw material inventory increased primarily due to the continued production of vending machines for stock in anticipation of future sales orders.

     Work in process inventory increased primarily due to unabsorbed overhead. Overhead is absorbed based on an annualized projected rate. Management expects that volume during the remaining fiscal 1996 quarters will support the currently budgeted overhead rate.

     Finished goods inventory increased primarily due to the completion of vending machines in late December which were not shipped until January.

     The increase in accounts payable of approximately $3.8 million is primarily the result of material purchases in the vending operation, as well as, raw material purchase requirements under one of the Company's major contracts.

     During the second quarter of fiscal year 1996, the Company executed an Amendment to its loan facility increasing the maximum available credit under the revolving credit portion of the loan facility from $11.0 million to $15.0 million. The amendment also increased the maximum available credit to the Company's wholly owned subsidiary, ECC Simulation Limited from $2.0 million to $4.0 million. The original payment terms and covenants of the loan facility remain in effect. The Company is required to make quarterly payments of principal on the term loan in the amount of $750,000 during fiscal year 1996.

     During fiscal year 1996, the Company anticipates spending approximately $4.5 million to purchase new machinery and equipment, continue refurbishment of the older areas of the Orlando facility and to make leasehold improvements to the leased vending and UK facilities.

     Due to the continued growth of the UK operation, the Company signed a new lease in December 1995 for approximately 50,000 square feet near the existing UK leased facility. Currently, the Company intends to use both facilities. The move to this new location will be completed by the third quarter of fiscal year 1996.

     Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with proceeds from the revolving credit facility and its projected cash flow the Company will have sufficient resources to meet current and future operating commitments.

b)   Material Changes in Results of Operations

     Sales increased for the six and three month periods ended December 31, 1995 as compared to the same periods ended December 31, 1994. The increase in sales is the result of increased volume, particularly in the domestic training operation. The sales volume increase for the training operation is primarily the result of continued progress on a large cost plus incentive fee contract and one large fixed price contract as well as several smaller contracts. The UK and vending operation contributed marginally to the increase in sales volume over the corresponding six and three month periods in the prior fiscal year. The increases in domestic training sales volume were offset by the substantial completion of two fixed price type contracts during the first two quarters of fiscal year 1996.

     Gross margin as a percentage of sales decreased for the six and three month periods ended December 31, 1995 versus the same periods ended December 31, 1994. The decrease in gross margin is largely the result of the Company's change in contract mix in the domestic training operation. While the Company has experienced an increase in volume on its' large cost plus type contracts, these contracts generally yield lower gross margins than the fixed price type. In addition, adjustments were taken to the gross margin of two fixed price domestic contracts, which were substantially completed during the six month period ended December 31, 1995. These gross margin adjustments were primarily the result of protracted acceptance schedules which resulted in higher than previously anticipated costs. Higher costs than originally anticipated were also incurred on two contracts of the UK operation resulting from an increase in training requirements and overtime incurred to meet milestone deadlines. These decreases in gross margin were slightly offset by an improved margin in the bottle vending operation as efficiencies continued to be achieved and production costs declined.

     Sales volume was less than the first quarter in the vending division due to a seasonal slowdown in the vending industry. This slowdown is expected to continue through the third quarter of fiscal year 1996. As a result of the seasonal slowdown and refinements made to the beverage vending machine to permit dispensing of 20 ounce bottles, contract labor was reduced during the second quarter. Management expects to increase personnel levels to accommodate anticipated sales orders of the new bottle vendor during the fourth quarter of fiscal year 1996.

     Selling, general and administrative expenses increased for the six and three month periods ended December 31, 1995 compared to the six and three month periods ended December 31, 1994. The increase is primarily the result of higher salaries and advertising costs in the vending division as marketing efforts are expanded.

     Systems development expense decreased for the quarter and six month period ended December 31, 1995 versus the quarter and six month period ended December 31, 1994. The decrease is the result of the reduction of development costs associated with the new model frozen/refrigerated vending machine which is now in production.

     Interest expense increased for the quarter and six month period ended December 31, 1995 versus the corresponding quarter and six month period in the previous fiscal year. The increase in interest expense is the result of higher borrowings under the Company's revolving credit agreement during the quarter and six month period ended December 31, 1995.

                           PART II. OTHER INFORMATION

                             ECC INTERNATIONAL CORP.


Item 4. Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on December 6, 1995, the following proposals were adopted by the vote specified below:

                                                                Broker
Proposal                                For          Against   Abstain   NonVotes
1) To elect the Board
   of Directors

           Julian Demora                5,659,747    710,085      --        --
           Ajit W. Hirani               6,340,299     29,533      --        --
           Martin S. Kaplan             6,310,447     59,385      --        --
           Herbert Krasnow              5,686,095    683,737      --        --
           Jesse Krasnow                6,336,895     32,937      --        --
           Thomas E. McGrath            6,340,495     29,337      --        --
           Merrill A. McPeak            6,335,575     34,257      --        --
           George W. Murphy             6,341,694     28,138      --        --

2) To Approve the Company's
   1996 Employee Stock
   Purchase Plan                        6,206,638     92,719    70,475      --



3) Ratification of
   Coopers & Lybrand
   as auditors                          6,310,477     16,643    30,212    12,500

 Item 6.  Exhibits and Reports on Form 8-K
          --------------------------------

          a.  Exhibits

              Exhibit 10.18 - Second Amendment dated as of October 13, 1995 to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and ECC International Corp.

              Exhibit 10.19 - Lease between ECC International Corp. and State of Wisconsin Investment Board for the premises 2900 Titan Row, Orlando, Florida.

              Exhibit 10.20 - Lease between ECC Simulation Limited, ECC International Corp. and G.J. King & Son Limited for the premises Unit 1 Home Farm Business Centre, Brighton, England.

              Exhibit 10.21 - Lease between ECC Simulation Limited, ECC International Corp. and G.J. King & Son Limited for the premises Unit 2 Home Farm Business Centre, Brighton, England.

              Exhibit 10.22 - Lease between ECC Simulation Limited, ECC International Corp. and G.J. King & Son Limited for the premises Unit 3A Home Farm Business Centre, Brighton, England.

              Exhibit 10.23 - ECC International Corp. Executive Savings Plan.


              Exhibit 11 - Schedule of Computation of Earnings Per Share


          b.  Reports on Form 8-K

              None.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   ECC INTERNATIONAL CORP.


Date  February 12, 1996                            /s/ George W. Murphy
      -----------------                            ---------------------------
                                                   George W. Murphy, President





Date  February 12, 1996                            /s/ Relland Winand
      -----------------                            ---------------------------
                                                   Relland Winand
                                                   Vice President, Finance