Form 10-Q
period 1996-03-31
ECC INTERNATIONAL CORP
filed 1996-05-13
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                               -------------------------------------------------

                                       or


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:                            1-8988
                       ---------------------------------------------------------

                             ECC International Corp.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                23-1714658
- --------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


175 Strafford Avenue, Suite 116, Wayne, PA                        19087-3377
- --------------------------------------------------------------------------------

(Address of principal executive offices)                           Zip Code)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [ X ] Yes [ ] No

     As of March 31, 1996, there were 7,777,082 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                             Nine Months           Nine Months
                                                Ended                 Ended

                                               3/31/96               3/31/95
                                             -----------           -----------

Net Sales                                     $   85,976            $   72,164

Cost of Sales                                     69,724                54,995
                                              ----------            ----------

Gross Profit                                      16,252                17,169
                                              ----------            ----------
Expenses:
  Selling, General & Administrative               10,588                 9,193
  Systems Development                                251                   880
                                              ----------            ----------

      Total Expenses                              10,839                10,073
                                              ----------            ----------
Operating Income                                   5,413                 7,096
                                              ----------            ----------
Other Income (Expense):
  Interest Income                                    190                   745
  Interest Expense                                (1,188)               (1,045)
  Other - Net                                        (74)                  (18)
                                              ----------            ----------

      Total Other Expense                         (1,072)                 (318)
                                              ----------            ----------
Income Before Income Taxes                         4,341                 6,778

Provision for Income Taxes                         1,493                 2,382
                                              ----------            ----------

Net Income                                    $    2,848            $    4,396
                                              ==========            ==========

Earnings Per Common Share and
 Common Share Equivalents                     $     0.36            $     0.56
                                              ==========            ==========

Weighted Average Number of Common and
 Common Share Equivalents Outstanding          7,908,764             7,912,489

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)


                                                         Three Months          Three Months
                                                             Ended                 Ended

                                                            3/31/96               3/31/95
                                                         ------------          ------------
Net Sales                                                 $   27,305            $   28,832

Cost of Sales                                                 23,817                22,808
                                                          ----------            ----------

Gross Profit                                                   3,488                 6,024
                                                          ----------            ----------

Expenses:
  Selling, General & Administrative                            3,825                 3,005
  Systems Development                                             67                   200
                                                          ----------            ----------

      Total Expenses                                           3,892                 3,205
                                                          ----------            ----------

Operating (Loss)/Income                                         (404)                2,819
                                                          ----------            ----------

Other Income (Expense):
  Interest Income                                                 77                   669
  Interest Expense                                              (337)                 (372)
  Other - Net                                                     56                    15
                                                          ----------            ----------

       Total Other Expense                                      (204)                  312
                                                          ----------            ----------

(Loss)/Income Before Income Taxes                               (608)                3,131

(Benefit)/Provision for Income Taxes                            (210)                1,260
                                                          ----------            ----------

Net (Loss)/Income                                         $     (398)           $    1,871
                                                          ==========            ==========

(Loss)/Earnings Per Common Share and
 Common Share Equivalents                                 $    (0.05)           $     0.24
                                                          ==========            ==========

Weighted Average Number of Common and
 Common Share Equivalents Outstanding                      7,777,082             7,909,480

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                         (Unaudited)      (Audited)
                                                           3/31/96         6/30/95
                                                         -----------      ---------
ASSETS

Current Assets:
  Cash                                                     $ 3,372         $ 3,535
  Accounts Receivable, Net                                  10,491           8,778
  Costs and Estimated Earnings in Excess
    of Billings on Uncompleted Contracts                    30,480          39,752

  Inventories
      Raw Material                                           8,896           6,897
      Work in Process                                        5,040           1,998
      Finished Goods                                         1,392           1,140

  Prepaid Expenses and Other                                 1,594           1,764
                                                           -------         -------

      Total Current Assets                                  61,265          63,864

Property, Plant and Equipment - Net                         25,212          24,007

Other Assets                                                 2,053           1,868
                                                           -------         -------

      Total Assets                                         $88,530         $89,739
                                                           =======         =======


                                                                      Continued...


                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Thousands)


                                                         (Unaudited)      (Audited)
                                                           3/31/96         6/30/95
                                                         -----------      ---------
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
    Temporary Credit Facility                              $    --         $ 2,534
    Current Portion of Long-Term Debt                        3,000           3,600
    Accounts Payable                                         9,042           7,197
    Accrued Compensation                                     3,580           4,093
    Advances on Long-Term Contracts                          2,818           1,395
    Accrued Profit Sharing                                     772             672
    Other Accrued Expenses                                   1,275           3,390
                                                           -------         -------

         Total Current Liabilities                          20,487          22,881
                                                           -------         -------

Deferred Income Taxes                                        1,569           1,569
                                                           -------         -------

Long-Term Debt                                              13,903          16,250
                                                           -------         -------

Commitments and Contingencies

Stockholders' Equity:
    Common stock, $.10 par; authorized
      20,000,000 shares at 3/31/96 and
      6/30/95; reserved for stock options
      and other obligations to issue stock,
      1,371,975 shares at 3/31/96 and
      2,157,528 shares at 6/30/95; issued
      and outstanding 7,777,082  shares
      at 3/31/96 and 7,657,846 at 6/30/95                      778             766
    Preferred stock, $.10 par; authorized
      1,000,000 shares at 3/31/96 and at
      6/30/95; issued and none outstanding
      at 3/31/96 and 6/30/95                                   --              --
    Capital in Excess of Par                                22,598          21,822
    Cumulative Translation Adjustment                          (59)             45
    Retained Earnings                                       29,254          26,406
                                                           -------         -------

Total Stockholders' Equity                                  52,571          49,039
                                                           -------         -------

Total Liabilities & Stockholders' Equity                   $88,530         $89,739
                                                           =======         =======

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                             MARCH 31, 1996 AND 1995
                                 (In Thousands)
                                   (Unaudited)


                                                                Nine Months            Nine Months
                                                                   Ended                  Ended
                                                                  3/31/96                3/31/95
                                                                -----------            ------------
Cash Flows From Operating Activities:
    Net Income                                                    $ 2,848                $  4,396
    Items Not Requiring Cash:
    Depreciation                                                    2,795                   2,583
    Provision for Doubtful Accounts                                    63                      --
    Deferred Income Taxes                                              --                    (184)
Changes in Certain Assets and Liabilities:
    Accounts Receivable                                            (1,776)                 (6,747)
    Cost and Estimated Earnings in Excess
         of Billings on Uncompleted Contracts                       9,272                  (9,847)
    Inventories                                                    (5,293)                    533
    Prepaid Expenses and Other                                        170                      81
    Accounts Payable                                                1,846                   3,781
    Advances on Long-Term Contracts                                 1,423                      (7)
    Accrued Expenses                                               (2,528)                  1,706
                                                                  -------                 -------

Net Cash Provided By (Used In) Operating Activities                 8,820                  (3,705)
                                                                  -------                 -------

Cash Flows From Investing Activities:
    Additions to Property, Plant and Equipment                     (4,000)                 (3,445)
    Other                                                            (290)                     80
                                                                  -------                 -------

Net Cash Used In Investing Activities                              (4,290)                 (3,365)
                                                                  -------                 -------

Cash Flows From Financing Activities:
    Proceeds From Issuance of Common Stock, Options
      Exercised and Warrants, Including Related Tax Benefit           788                   5,447
    New Borrowings under Term Loan                                     --                   9,000
    Repayments under Term Loan                                     (2,250)                     --
    New Borrowings under Revolving Credit Facility, Net            (3,231)                 10,708
    Repayment of Long-Term Debt under Revolving Credit
      Agreement and Notes Payable                                      --                 (17,943)
                                                                  -------                 -------

Net Cash (Used In) Provided By Financing Activities                (4,693)                  7,212
                                                                  -------                 -------

Net (Decrease)/Increase in Cash                                      (163)                    142

Cash at Beginning of the Period                                     3,535                   2,600
                                                                  -------                 -------

Cash at End of the Period                                           3,372                   2,742
                                                                  =======                 =======

                                                                                      Continued...


                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                       MARCH 31, 1996 AND 1995 (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                                                Nine Months            Nine Months
                                                                   Ended                  Ended
                                                                  3/31/96                3/31/95
                                                                -----------            ------------

Supplemental Disclosure of  Cash Flow Information:
 Cash Paid During the Year For:

    Interest                                                      $1,287                 $   732
    Income Taxes                                                  $2,766                 $ 1,839


































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

2. Earnings per share for the three and nine month periods ended March 31, 1996 and 1995 are based on net income divided by the weighted average number of common share and common share equivalents outstanding.

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

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


a)   Material Changes in Financial Condition
     ---------------------------------------

     During the nine month period ended March 31, 1996, the Company's principal sources of cash were receipts on accounts receivable and proceeds from the exercise of stock options. The principal uses of these and existing funds were to make payments on the term loan and revolving credit facility and to finance the increase in inventories as well as acquisitions of property, plant and equipment.

     Costs and estimated earnings in excess of billings on uncompleted contracts decreased due to significant billings on several of the Company's contracts which were completed during the second quarter of fiscal year 1996 or were substantially near completion. Payment on these billings were received during the third quarter of fiscal year 1996.

     Accounts receivable increased due to billings on the Company's large cost plus incentive fee contract for which payment was received in April, 1996.

     Raw material inventory increased primarily due to the continued production of vending machines for stock in anticipation of future sales orders.

     Work in progress inventory increased due to unabsorbed overhead. Overhead is absorbed based on an annualized projected rate. Management expects that volume during the remaining fiscal 1996 quarter will support the currently budgeted overhead rate.

     Finished goods inventory increased primarily due to the completion of vending machines in late March which were not shipped until April, 1996.

     The increase in accounts payable of approximately $1.8 million is primarily the result of material purchases in the vending operation, as well as, raw material purchase requirements under one of the Company's major contracts.

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

     Due to the continued growth of the UK operation, the Company signed a new lease in December 1995 for approximately 50,000 square feet near the existing UK leased facility. Currently, the Company intends to use both facilities. The move to this new location will be completed by the fourth quarter of fiscal year 1996.

b)   Material Changes in Results of Operations
     -----------------------------------------

     Sales increased for the nine month period ended March 31, 1996 as compared to the same period ended March 31, 1995. The increase in sales is the result of increased volume, particularly in the domestic training operation and marginally in the U.K. operation. The sales volume increase for the training operation is primarily the result of continued progress on a large cost plus incentive fee contract and one large fixed price contract. The increase in domestic training and U.K. sales volume was offset by a decrease in volume in the vending division during the third quarter of fiscal year 1996 and the substantial completion of two fixed price type contracts during the first half of fiscal year 1996. This decrease in sales volume in the vending division resulted in an overall decrease in sales volume for the three month period ended March 31, 1996 as compared to the same period ended March 31, 1995.

     Gross margin as a percentage of sales decreased for the nine and three month periods ended March 31, 1996 versus the same periods ended March 31, 1995. The decrease is largely the result of the Company's change in contract mix in the domestic training operation. While the Company has experienced an increase in volume on its' large cost plus type contracts, these contacts generally yield lower gross margins than the fixed price type. A downward adjustment in gross margin on the Company 's large cost plus type contract in the third quarter further reduced gross margin versus the three month period ended March 31, 1995. Also, adjustments were taken to the gross margin of two fixed price domestic contracts, which were substantially completed during the first two quarters of fiscal year 1996. These gross margin adjustments were primarily the result of protracted acceptance schedules which resulted in higher than previously anticipated costs.

     In addition, the gross margin in the vending division decreased substantially during the nine and three month periods ended March 31, 1996 versus the same periods ended March 31, 1995. As previously discussed in the December 31, 1995 Form 10-Q, the vending division continued to experience a decrease in sales volume during the third quarter of fiscal year 1996 due to a seasonal slowdown in the vending industry. As a result of the seasonal slowdown and refinements made to the beverage vending machine to permit dispensing of 20 ounce bottles, contract labor was reduced during the second quarter of fiscal year 1996. Management expects to increase personnel levels to accommodate anticipated sales orders of the new bottle vendor during the fourth quarter of fiscal year 1996. Management also expects the vending division's financial performance to improve during the fourth quarter of fiscal year 1996.

     Selling, general and administrative expenses increased for the nine and three month periods ended March 31, 1996 compared to the nine and three month periods ended March 31, 1995. The increase is the result of higher salaries and advertising costs in the vending division as marketing efforts are expanded, as well as higher bid and proposal costs of the simulation division in order to meet increased business opportunities.

     Systems development expense decreased for the quarter and nine month period ended March 31, 1996 versus the quarter and nine month period ended March 31, 1995. The decrease is the result of the reduction of development costs associated with the new model frozen / refrigerated vending machine which is now in production.

     Interest expense increased for the quarter and nine month period ended March 31, 1996 versus the quarter and nine month period in the previous fiscal year. The increase in interest expense is the result of higher borrowings under the Company's revolving credit agreement during the quarter and nine month period ended March 31, 1996.

c)   Certain Factors That May Affect Future Operating Results
     --------------------------------------------------------

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, changes in government spending, cancellation of weapons programs, delays in contract awards, the Company's continued ability to develop and introduce products in both its training and vending divisions, the introduction of new products by competitors, pricing practices of competitors, the cost and availablity of parts and the Company's ability to control costs.

     To date, a substantial portion of the Company's revenues are attributable to long-term contracts with various government agencies. As a result, any factor adversly affecting procurement of long-term government contracts could have a material adverse affect on the Company's financial condition and results of operations.

     In addition, any factor adversly affecting the Company's ability to obtain sales orders for it's vending products may have a material adverse affect on the Company's financial condition and results of operations.

     Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's quarterly operating results may vary significantly, depending on factors such as the timing of contract awards or seasonality in the vending division. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

                          . PART II. OTHER INFORMATION

                             ECC INTERNATIONAL CORP.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a. Exhibits
             --------

             Exhibit 10.24 - Form of Director's and Officer's Agreement To
                 Defend and Indemnify

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




                                                 ECC INTERNATIONAL CORP.



Date   May  10, 1996                             /s/ George W. Murphy
       ------------------------                  ---------------------------
                                                 George W. Murphy, President




Date   May 10 , 1996                             /s/ Relland Winand
       ------------------------                  ----------------------------
                                                 Relland Winand
                                                 Vice President, Finance