Form 10-K405
period 1996-06-30
ECC INTERNATIONAL CORP
filed 1996-09-30
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended                      June 30, 1996
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------   -----------------------
Commission file number                      1-8988
                      ----------------------------------------------------------

                             ECC INTERNATIONAL CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     23-1714658
- --------------------------------------------------------------------------------
(State of other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


  175 Strafford Avenue, Suite 116, Wayne, Pennsylvania           19087-3377
- --------------------------------------------------------------------------------
      (Address of principal executive offices )                  (Zip Code)

Registrant's telephone number, including area code       (610) 687-2600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
- -----------------------            ---------------------------------------------
         None                                        None
- -----------------------            ---------------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $0.10 Per Share
- --------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of August 20, 1996, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $41,309,019. (This figure was computed on the basis of the closing price for the Registrant's Common Stock on August 20, 1996 using the number of shares held on August 20, 1996 by stockholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding Common Stock. The characterization of such officers, directors and 10% stockholders as affiliates is for purposes of the computation only and should not be construed as an admission for any purpose whatsoever that any of such persons are, in fact, affiliates of the Registrant.)

As of August 20, 1996 there were 7,833,143 shares of the Registrant's Common Stock, $0.10 par value per share, issued and outstanding.

Information with respect to directors in Item 10 and the information required by Items 11-13 is incorporated by reference to the definitive proxy statement of the Registrant filed with the Commission in connection with its Annual Meeting of Shareholders scheduled for the week of December 2, 1996.

The Exhibit Index is located on pages 44 through 47.

                                     PART I

Item 1.  Business.
- -------  --------

     (a) General Development of Business.
         -------------------------------

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

          The Company's systems are marketed through a direct sales force located in Wayne, Pennsylvania, and East Sussex, England and by independent international sales representatives located in 17 foreign countries.

          In fiscal year 1992, the Company began to manufacture, under license from Deutsche Wurlitzer GmbH, a glass front frozen food product vending machine, during which time orders for a limited number of units were received. First deliveries of these units were made in December 1992 and a total of approximately 500 machines were manufactured and sold during fiscal years 1993 through 1995. In the fiscal year ended June 30, 1995, the Company began the design, manufacture and sale of its own frozen food/refrigerated vending machine.

          The Company developed a glass front 54 selection bottle vending machine and entered into a contract for 5,000 machines with Snapple Beverage Corporation ("Snapple") in November 1993. The contract included an option to purchase 5,000 additional machines which Snapple exercised in March 1994, and provided for an exclusivity period through March 31, 1995. Since April 1, 1995, the Company has been marketing this machine to other beverage companies and vending operators through its vending distributor network. The Snapple contract was completed during fiscal year 1996. On July 1, 1996, the Company's vending operations were placed into ECC Vending Corp., a wholly owned subsidiary.

     (2)  Not applicable.

     (b) Financial Information about Industry Segments.
         ---------------------------------------------

     The Company designs and manufactures training simulators and develops training programs and curricula. In addition, the Company manufactures frozen food and bottle vending machines. See Note 10 to the Consolidated Financial Statements for information concerning operations by business segment and sales by geographic area and major customers.

     (c) Narrative Description of Business.
         ---------------------------------

         (1)  (i)   Principal Products, Services and Revenue Sources.
                    ------------------------------------------------

                    See the information set forth above in Item 1(a) and (b) and following in Item (c)(1)(iv).

              (ii)  New Products.
                    ------------

                    Vending Machines - See the information set forth above in
Item 1(a) and (b) and following in Item (c)(1)(iv).

              (iii) Raw Materials.
                    -------------

                    The components used in the assembly of vending machines and training systems, as well as the parts used to manufacture the computers and devices used in the Company's systems, are purchased from original equipment manufacturers, electronics supply firms and others. The Company has no reason to believe that it cannot continue to obtain such components, or suitable substitutes, as it may require.

              (iv)  Patents, Trademarks, Licenses, Franchises and Concessions.
                    ---------------------------------------------------------

                    On September 18, 1979, the Company received a patent on the EC 3 system, a computer-controlled general purpose simulator developed by the Company. This patent expired on September 18, 1996. The Company does not consider the patent to be critical for the protection of the Company's proprietary technology and systems. Competitors are using general purpose computers in their simulation systems, although the Company does not believe such computers are as efficient as the EC 3 in this specific application.

                    The Company received a Design Patent and two Utility Patents covering key elements of its bottle vending unit. These patents expire at varying dates through fiscal year 2005.

              (v)   Seasonality of Business.
                    -----------------------

                    The Company's business is not seasonal.

              (vi)  Working Capital Practices.
                    -------------------------

                    The Company's working capital practices are similar to other government contractors.

              (vii) Dependence on Customer.
                    ----------------------

                    A substantial portion of the Company's training business is government-related and channeled to the Company through the Department of Defense. For the fiscal year ended June 30, 1996, 21.2% of sales were made directly to the Department of Defense, while an additional 52.7% of sales were made to various other contractors for ultimate use by the Department of Defense. Within the Department of Defense, there are various agencies which are "customers" of the Company, with the largest being the U.S. Air Force. For the fiscal year ended June 30, 1996, several contracts with this "customer" accounted for 16.0% of the Company's sales. Revenue contributed by the Vending Division for the fiscal year ended June 30, 1996 accounted for 13.2% of the Company sales and was substantially all relating to the Snapple contract. (Also see Note 10 to the Consolidated Financial Statements.)

              (viii)Backlog.
                    -------

                    At June 30, 1996, the Company's backlog (which represents that portion of outstanding contracts not yet included in revenue) was approximately $170,800,000, of which $76,500,000 represented contract options, as compared to approximately $232,607,000, of which $109,845,000 represented contract options at June 30, 1995. Vending Operation backlog was negligible at June 30, 1996, compared to $6,021,000 at June 30, 1995. It is anticipated that over 60% of the backlog, exclusive of contract options at June 30, 1996, will be delivered during the fiscal year ending June 30, 1997.

              (ix)  Renegotiation or Termination of Contracts or Subcontracts
                    ---------------------------------------------------------
                    at Government's Election.
                    ------------------------

                    The Company's government contracts contain standard terms permitting termination without cause at the option of the government. In the event of termination of such contracts, the Company is entitled to receive reimbursement on the basis of work completed (cost incurred plus a reasonable profit).

              (x)   Competitive Conditions.
                    ----------------------

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

                    In recent years, the Company entered the vending machine manufacturing business in two distinct areas. The first is the frozen food vending area, where the company introduced its frozen food machine, built under license from Deutsche Wurlitzer, approximately four years ago and last year ECC introduced its own design frozen vending machine. The second is the beverage vending area where the company introduced its large glass front vending machine which displays and vends up to fifty-four (54) different selections of glass bottles. Although there are a number of major manufacturers in the vending business, the Company does not currently have any major competition for its machines. However, the Company believes that one or more of the major manufacturers will introduce new products to compete with the Company's vending machines in the near future.

              (xi)  Systems Development.

                    During the fiscal years ended June 30, 1996, 1995, and 1994, approximately $407,000, $1,239,000 and $557,000, respectively, were spent on Company-sponsored research activities, including manufacturing, engineering and software development relating to the development of new products and product enhancements. There have been no customer-sponsored research activities within the last three years. During the fiscal year ended June 30, 1996, the Company employed the equivalent of 20 full-time professional employees whose prime responsibility is in research and development activities. In addition to this full-time research and development staff, from time to time the Company utilizes the specialized skills of many of its other employees and contract personnel on a limited engagement basis.

              (xii) Environment.

                    The Company has nothing to report under this caption.

              (xiii)Number of Persons Employed.

                    As of June 30, 1996, the Company employed approximately 983 persons.

     (d) Financial Information about Foreign and Domestic Operations and Export
         ----------------------------------------------------------------------
         Sales.
         -----

     Export sales were immaterial to the Company's gross sales.

     Management does not believe there are substantial risks involved in the Company's foreign operations at this time, nor does management believe that any material part of the business is dependent on any one foreign contract, the loss of which would have a material adverse effect on the business.

Item 2. Properties.
- ------  ----------

     The Company owns its simulation development and manufacturing facilities which are situated on 27 acres in Orlando, Florida. The main plant facility totals 398,086 square feet. Ancillary buildings on the property total 85,460 square feet. In March 1995, the entire vending operation was moved to a 72,500 square foot leased facility approximately five miles from the main plant.

     In addition, the Company leases approximately 10,000 square feet of office space in Wayne, Pennsylvania under a lease that expired on March 31, 1996 with three one-year options the first of which has been exercised. The Corporate Headquarters, the Company's Marketing Staff and the Instructional Systems Design Group are resident at this location.

     The Company's wholly owned subsidiary, ECC Simulation Limited has three separate leased facilities. The first lease, expiring in 2015, is for a 25,000 square foot facility in Shoreham-by-Sea, West Sussex, England. The second lease, expiring in July 2003, with a lease break option in 1998, is for 9,000 square feet of space in a facility near the Shoreham location. Management intends to exercise the lease break option for the 9,000 square foot facility in 1998. (See
Note 11 to the Consolidated Financial Statements.) Due to the continued growth of the U.K. operation, the Company signed a new lease in December 1995 expiring in June 2016, with a lease break option in 2002. This leased property is for 50,000 square feet in Brighton, East Sussex, England.

Item 3. Legal Proceedings.
- ------  -----------------

     During fiscal year 1996, the Company submitted a claim for contract adjustment under the Economic Price Adjustment (EPA) provisions of a major contract seeking approximately $950,000. The value of the claim is included as a component of contract value for purposes of revenue recognition. (See Note 11 Summary of Quarterly Results.)

     The Company also submitted a claim for the effects of a Stop Work Order issued on one of its contracts in the amount of $191,000, of which $150,000 was deferred in inventory as of June 30, 1996. The claim represents the cost of idle time resulting from the Stop Work Order as well as the effect of the release of the Stop Work Order.

     In 1992, the Company began to manufacture and sell outside of Europe, under license from Deutsche Wurlitzer GmbH ("Wurlitzer"), a glass front frozen food product vending machine. In 1995, the Company began the design, manufacture and sale of its own frozen food product vending machine. Wurlitzer has indicated to the Company that it believes the Company is prohibited, based on the terms of the license agreement, from selling the Company-designed frozen food product vending machine in Europe and that such machine is subject to the royalty provisions of such license agreement. On February 21, 1996, the Company commenced an action in the United States District Court for the Middle District of Florida seeking declaratory judgement that its frozen food product vending machine design, currently utilized by ECC Vending Corp., does not infringe certain rights held by Wurlitzer and is not covered by any license or non-disclosure agreements between the Company and Wurlitzer. The case has recently been transferred to the United States District Court for the Southern District of New York. Wurlitzer has indicated to the Company that it intends to file a counterclaim seeking unspecified damages and enforcement of its rights. The Company believes that it has valid defenses to any claims that Wurlitzer may have and that its design does not infringe on any patents or rights of Wurlitzer and is not covered by any agreements with Wurlitzer. In the event that Wurlitzer is successful in its counterclaim, the Company does not believe it would have a material adverse effect on the financial condition or results of the Company.

Item 4. Submissions of Matters to a Vote of Security Holders.
- ------  ----------------------------------------------------

     There was no vote of security holders during the fourth quarter of the last fiscal year.


        Executive Officers and Key Management Employees of the Registrant
        -----------------------------------------------------------------

     Each of the following executive officers and key management employees of the Company has been elected by the Board of Directors and serves at the discretion of the Board.


       Name                      Age       Position with the Registrant                  Officer Since
       ----                      ---       ----------------------------                  -------------

George W. Murphy                 60        President, Chief Executive                    1970
                                           Officer and Director

James B. Conyers, Jr.*           53        Vice President, Staff Operations              1987

Patrick M. Donohue               60        Vice President, Marketing                     1986

James M. Ferguson                60        Vice President, New Business Development,     1980
                                           ECC Vending Corp.

Ajit W. Hirani                   49        Vice President, General Manager Orlando       1986
                                           Training Simulation Division and Director

Ali Kalwar*                      46        Vice President, Program Management            1996

Jerome Pogorzelski*              55        Vice President, Manufacturing,                1991
                                           Training Systems Division

Jerry Robbins                    46        Vice President, Manufacturing,                1987
                                           ECC Vending Corp.

Nicholas A. Siecko               58        Vice President, Instructional                 1969
                                           Systems Development

Relland Winand                   41        Vice President, Finance and                   1996
                                           Chief Financial Officer
                                           and Secretary/Treasurer

Robert Wollam*                   46        Vice President, Engineering                   1996

- ----
* Key management employees who are not "officers" for purposes of Section 16 of the Securities Exchange Act of 1934 and the rules and regulations thereunder.

     Messrs. Kalwar, Winand and Wollam assumed their current positions in fiscal year 1996. Mr. Hirani assumed his current position in January 1995 and was elected a Director in March 1995. Messrs. Conyers, Ferguson, Pogorzelski and Robbins assumed their current positions during 1994 and the remaining officers have been in their positions for at least five years.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
- ------  ----------------------------------------------------------------
        Matters.
        --------

     (a) Market Information.
         ------------------

         The price range of the Company's Common Stock during the last two fiscal years was as follows:


Quarter Ended           High       Low
- -------------           ----       ---

June 30, 1996          $ 9.25     $ 9.13
March 31, 1996          10.63      10.38
December 31, 1995       11.00      10.00
September 30, 1995      12.38      12.00
June 30, 1995           13.25      10.25
March 31, 1995          12.25      10.00
December 31, 1994       12.75       8.75
September 30, 1994      16.00      10.50

     Common Stock prices shown above are the last sales prices on the New York Stock Exchange.

     (b) Holders.
         -------

     As of August 20, 1996 the Company had approximately 1,061 shareholders of record of its Common Stock based on the transfer agent's listings. The Company believes its shares are beneficially held by several thousand additional shareholders based on broker dealer demand for proxy materials in 1995.

     (c) Dividends.
         ---------

         Under the Company's current credit agreement (described in Note 6 to the Consolidated Financial Statements) the Company is permitted to pay cash dividends subject to certain financial covenants of the agreement. There were no dividends declared or paid in fiscal year 1996.


Item 6. Selected Financial Data.
- ------  -----------------------
        (In Thousands, Except Per Share Data)

                                                          Fiscal Years Ended June 30
                                                          --------------------------

Operating Data                                1996         1995         1994      1993       1992
- --------------                              --------     --------     -------   -------    -------
Net Sales...............................    $117,156     $107,607     $63,301   $54,435    $58,777
Operating Income/(Loss).................    $  6,007     $ 11,734     $ 7,758   $ 1,298    $(2,608)
Net Income/(Loss).......................    $  2,878     $  7,318     $ 3,929   $(1,043)   $(2,979)

Per Share Data
- --------------
Weighted Average Number
 of Common and Common Share
 Equivalents Outstanding ...............       7,889        7,894       6,891     6,136      5,985

Weighted Average Number
 of Common and Common Share
 Equivalents Outstanding, assuming
 full dilution*.........................

Earnings Per Common Share and
 Common Share Equivalents:

Earnings/(Loss) Per Common Share
 and Common Share Equivalents...........    $   0.36     $   0.93     $  0.57   $ (0.17)   $ (0.50)
                                            ========     ========     =======   =======    =======

Earnings Per Common Share and
 Common Share Equivalents,
 assuming full dilution*................

Cash Dividends Declared Per
 Common Share ..........................    $     --     $     --     $    --   $    --    $  0.20

*       Earnings per common share and common share equivalents assuming full dilution was either anti-dilutive or not materially different from earnings per common share in all fiscal years presented.

                                                            As At June 30
                                                            -------------

Balance Sheet Data                            1996         1995         1994     1993       1992
- ------------------                          --------     --------     --------  -------    ------
Total Assets............................    $95,397      $89,739      $65,180   $58,433    $68,442
Working Capital.........................    $44,236      $40,983      $28,154   $13,871    $ 1,021
Long-Term Debt..........................    $18,706      $16,250      $16,818   $13,068    $    --
Stockholders' Equity....................    $52,875      $49,039      $34,603   $26,225    $27,248

Item 7. Management's Discussion and Analysis of Financial Condition and Results
- ------  -----------------------------------------------------------------------
        of Operations.
        -------------

(a) (1) and (2) Liquidity and Capital Resources.
                -------------------------------

     During fiscal year 1996, the Company's principal sources of cash were receipts on accounts receivable, borrowings under the revolving credit facility and proceeds from the issuance of common stock or exercise of stock options. The principal uses of these funds were to make payments on the term loan and to finance the increase in inventory, as well as acquisitions of property, plant and equipment.

     In fiscal year 1995, the Company's principal sources of cash were proceeds from the new loan facility and temporary credit facility, exercise of stock options, and the remaining proceeds from the private equity placement on June 30, 1994. The primary uses of these funds were to repay the Company's previous bank debt and to finance the increases in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts (costs and estimated earnings), as well as additions to property, plant and equipment. In fiscal year 1994, the Company's principal sources of cash were a reduction in accounts receivable and proceeds from the private equity placement. The principal uses of these funds was to reduce Company debt, finance increases in inventory and costs and estimated earnings, as well as acquisitions of property, plant and equipment.

     The increase in accounts receivable of approximately $2.4 million at June 30, 1996 was primarily due to billings on the Company's large cost plus contract for which payment was received in July 1996. The increase in accounts receivable in fiscal year 1995 was primarily due to domestic operation progress payment and delivery billings as well as vending operation billings in June 1995. The decrease in accounts receivable in fiscal year 1994 was a result of a large number of deliveries and milestone payments billed in June 1993 for which payments were received in early fiscal year 1994.

     Costs and estimated earnings decreased during fiscal year 1996 due to significant billings on several of the Company's contracts which were completed or substantially completed in fiscal year 1996. Costs and estimated earnings increased during fiscal year 1995 and 1994 as a result of continued progress on major contracts and due to new contracts for which work began in either late fiscal year 1993 or early 1994.

     Raw material inventory increased during fiscal years 1996 due to the continued production of vending machines for stock in anticipation of future sales orders. Raw material inventory increased during fiscal year 1995 and 1994 in order to support production capacity and delivery requirements under a large bottle vending contract, as well as, other bottle and frozen vending orders.

     Work in process inventory increased during fiscal year 1996, primarily due to the production of common parts which are used for various contracts. Common parts are allocated based on contract requirements. Work in process inventory decreased during fiscal year 1995 primarily as a result of the write-off of the Company's Pop-Up Target claim. (See Note 3 to the Consolidated Financial Statements for further detail.) In addition, frozen vending units in process as of June 30, 1994 were completed and sold during early fiscal year 1995.

     Prepaid expenses and other increased in fiscal years 1996, 1995 and 1994 primarily due to the recognition of additional deferred tax assets. (See the components of the deferred tax asset in Note 7 to the Consolidated Financial Statements.)

     The increase in accounts payable at June 30, 1996 and 1995 was primarily the result of material purchases in the vending operation as well as raw material purchase requirements under one of the Company's major contracts.

     The Company executed two amendments to its loan facility during fiscal year 1996 increasing the maximum allowable borrowings to $25.0 million. (See Note 6 to the Consolidated Financial Statements.) The Company's term loan requires quarterly principal payments of $750,000 during fiscal year 1997.

     The increase in capital in excess of par at June 30, 1996 and 1995 was primarily the result of the purchase of stock under employee stock purchase plans, the exercise of stock options, as well as the tax benefit received from the exercise of employee stock options under one of the Company's stock option plans. In fiscal year 1995, the increase was offset by the retirement of 50,000 shares of treasury stock.

     On June 30, 1994, the Company placed privately approximately $8.0 million of its $0.10 par value common stock through the sale of 687,000 shares at $12.00 per share. The placement included an option for each purchaser to acquire an equivalent number of shares within the subsequent twelve months at $16.00 per share. No such options were exercised. Net proceeds from the offering were approximately $7.9 million, of which $2.9 million was received in June of fiscal year 1994. The remaining proceeds were received during fiscal year 1995.

     The Company anticipates spending approximately $4.2 million for new machinery and equipment, computers and to continue to refurbish the Orlando facility during fiscal year 1997.

     Due to the continued growth of the U.K. operation, the Company signed a new lease during fiscal year 1996 for approximately 50,000 square feet near the existing UK leased facility. The lease expires in June 2016 with a lease break option in 2002.

     Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with the funds available under its loan facility and its projected cash flow the Company will have sufficient resources to meet current and future operating commitments.

(3)  Results of Operations.
     ---------------------
     1996 Compared with 1995.
     -----------------------

     The Company had a net profit of $2.9 million in fiscal year 1996, a decrease of 60.7% versus fiscal year 1995 net profit of $7.3 million. The decrease in profitability is primarily the result of low sales volume in the vending division as well as changes in contract mix and adjustments to certain domestic and UK contracts. Sales volume in the vending division was low as the large vending order from a major customer was completed during the second/third quarter of fiscal year 1996 and not replaced with another large order. The decrease in sales volume in the vending division was more than offset by increases in volume in both the domestic and U.K. training divisions.

     Gross margin decreased as a percentage of sales in fiscal year 1996 as compared to fiscal year 1995. This decrease was due to gross margin adjustments on certain contracts of the domestic and U.K. training operations, lack of volume in the vending division, as well as other factors. The decrease in the domestic training operation is largely the result of the Company's continued change in contract mix. While the Company has experienced an increase in volume on its large domestic cost plus type contracts, these contracts generally yield lower gross margins than the fixed price type. A downward adjustment was taken in gross margin on the Company's large domestic cost plus type contract during the second half of fiscal year 1996. This adjustment was due to revised manufacturing costs to complete based upon the initial unit production under the contract. Also, adjustments were taken to the gross margin of two fixed price domestic contracts primarily due to protracted acceptance schedules which resulted in higher than previously anticipated costs. These adjustments were partially offset by the recognition of revenue associated with an Economic Price Adjustment Claim filed during the fourth quarter of fiscal year 1996. (See Note 3 and 11 to the Consolidated Financial Statements).

     Gross margin of the U.K. operation decreased due to adjustments on two major contracts. The first contract adjustment resulted from customer requirements for extended testing on trainers. The second contract adjustment was the result of completion of the design phase on the contract which led to a clarification of the complexity of detailed specifications. The extended testing on one contract and recognition of the increased complexity of the trainer on another contract resulted in higher estimated costs than previously anticipated.

     In addition, the gross margin in the vending division decreased substantially in fiscal year 1996 as compared to fiscal year 1995. The vending division completed its large vending order to a major customer during the second/third quarter of fiscal year 1996 and did not replace it with another large order. As a result, efficiencies were not achieved due to low production volumes and fixed costs were marginally covered. The vending division's financial performance improved during the fourth quarter of fiscal year 1996 due to increased volume and management expects to see continued improvement in fiscal year 1997.

     Selling, general and administrative costs of the Company increased 19.5% or $2.5 million in fiscal year 1996 as compared to fiscal year 1995. The increase was primarily the result of higher salaries and advertising costs in the vending division as marketing efforts are expanded, as well as higher bid and proposal costs of the domestic and UK training divisions in order to meet increased business opportunities.

     Systems development expense decreased in fiscal year 1996 as a result of the reduction of development costs associated with the new model frozen/refrigerated vending machine which is now in production.

     Interest income decreased in fiscal year 1996 as interest due the Company based on the IRS look-back method of accounting for completed contracts was substantially lower than the amount received in the previous fiscal year.

     Interest expense increased marginally in fiscal year 1996 due to higher borrowings under the Company's revolving credit agreement.

     1995 Compared with 1994.
     -----------------------

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

     1994 Compared with 1993.
     -----------------------

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

     Certain Factors That May Affect Future Operating Results
     --------------------------------------------------------

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, changes in government spending, cancellation of weapons programs, delays in contract awards, delays in the acceptance process of contract deliverables, the Company's continued ability to develop and introduce products in both its training division and newly formed vending subsidiary, the introduction of new products by competitors, pricing practices of competitors, the cost and availability of parts and the Company's ability to control costs.

     To date, a substantial portion of the Company's revenues have been attributable to long-term contracts with various government agencies. As a result, any factor adversely affecting procurement of long-term government contracts could have a material adverse affect on the Company's financial condition and results of operations.

     The Company's vending subsidiary completed a large vending order to a major customer during fiscal year 1996 and, to date, has not replaced it with another large order. The vending subsidiary is presently in negotiations with several potential customers and any factor adversely affecting the Company's ability to obtain sales orders for its vending products may have a material adverse affect on the Company's financial condition and results of operations.

     Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's future quarterly operating results may vary significantly, depending on factors such as the timing of contract awards or potentially lengthly sales cycles for the vending products. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

Item 8. Financial Statements and Supplementary Data.
- ----------------------------------------------------

Index to Consolidated Financial Statements                              Page(s)
- ------------------------------------------                              -------

Report of Independent Accountants                                       19

Consolidated Statements of Operations for the Fiscal Years
  Ended June 30, 1996, 1995 and 1994                                    20

Consolidated Balance Sheets, June 30, 1996 and 1995                     21

Consolidated Statements of Changes in Stockholders' Equity
  for the Fiscal Years Ended June 30, 1996, 1995 and 1994               22-23

Consolidated Statements of Cash Flows for the Fiscal Years
  Ended June 30, 1996, 1995 and 1994                                    24-25

Notes to Consolidated Financial Statements                              26-43

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECC International Corp. and Subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.



Philadelphia, Pennsylvania
August 20, 1996

ECC International Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 1996, 1995 and 1994
- -----------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)

                                                                        1996        1995        1994
                                                                      --------    --------    -------

Net Sales.........................................................    $117,156    $107,607    $63,301

Cost of Sales .....................................................     95,712      82,060     43,711
                                                                      --------    --------    -------

Gross Profit ......................................................     21,444      25,547     19,590
                                                                      --------    --------    -------

Expenses:
     Selling, General & Administrative ............................     15,030      12,574     11,275
     Systems Development ..........................................        407       1,239        557
                                                                      --------    --------    -------

         Total Expenses ...........................................     15,437      13,813     11,832
                                                                      --------    --------    -------

Operating Income ..................................................      6,007      11,734      7,758
                                                                      --------    --------    -------

Other Income (Expense):
     Interest Income ..............................................        244         877        346
     Interest Expense .............................................     (1,570)     (1,487)    (1,720)
     Other - Net ..................................................       (158)         47       (534)
                                                                      --------    --------    -------

         Total Other (Expense) ....................................     (1,484)       (563)    (1,908)
                                                                      --------    --------    -------

Income Before Income Taxes ........................................      4,523      11,171      5,850

Provision for Income Taxes ........................................      1,645       3,853      1,921
                                                                      --------    --------    -------

Net Income ........................................................   $  2,878    $  7,318    $ 3,929
                                                                      ========    ========    =======

Earnings Per Common Share and
 Common Share Equivalents.........................................    $   0.36    $   0.93    $  0.57
                                                                      ========    ========    =======


See accompanying notes to consolidated financial statements.

ECC International Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS as of June 30, 1996 and 1995
- ---------------------------------------------------------------------------------------
(In Thousands, Except Share and Per Share Data)

                                                                     1996         1995
                                                                   -------      -------
ASSETS
     Current:
         Cash ................................................     $ 5,057      $ 3,535
         Accounts Receivable, Net ............................      11,136        8,778
         Costs and Estimated Earnings in Excess of Billings
          on Uncompleted Contracts ...........................      35,251       39,752
         Inventories .........................................      12,984       10,035
         Prepaid Expenses and Other ..........................       2,190        1,764
                                                                   -------      -------
              Total Current Assets ...........................      66,618       63,864

     Property, Plant and Equipment, Net ......................      26,686       24,007
     Other Assets ............................................       2,093        1,868
                                                                   -------      -------

              Total Assets ...................................     $95,397      $89,739
                                                                   =======      =======

LIABILITIES
     Current:
         Temporary Credit Facility ...........................     $    --      $ 2,534
         Current Portion of Long-Term Debt ...................       4,272        3,600
         Accounts Payable ....................................      10,967        7,197
         Advances on Long-Term Contracts .....................         856        1,395
         Accrued Expenses ....................................       6,287        8,155
                                                                   -------      -------
              Total Current Liabilities ......................      22,382       22,881
                                                                   -------      -------

     Deferred Income Taxes ...................................       1,434        1,569
                                                                   -------      -------

     Long-Term Debt ..........................................      18,706       16,250
                                                                   -------      -------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common Stock, $0.10 par; authorized, 20,000,000 shares;
       issued and outstanding, 1996 and 1995,
       7,833,143 and 7,657,846 shares, respectively ..........         782          766
     Preferred Stock, $0.10 par; authorized, 1,000,000
       shares; none issued and outstanding in 1996 and 1995 ..          --           --
     Capital in Excess of Par ................................      22,831       21,822
     Retained Earnings .......................................      29,284       26,406
     Cumulative Translation Adjustment .......................         (22)          45
                                                                   -------      -------

              Total Stockholders' Equity .....................      52,875       49,039
                                                                   -------      -------

              Total Liabilities and Stockholders' Equity .....     $95,397      $89,739
                                                                   =======      =======

See accompanying notes to consolidated financial statements.

ECC International Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Fiscal Years Ended June 30, 1996, 1995 and 1994
- ---------------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except Share and Per Share Data)

                                             Capital                   Stock          Cumulative                    Total
                                 Common      In Excess    Retained     Subscription   Translation     Treasury      Stockholders'
                                 Stock       of Par       Earnings     Receivable     Adjustment      Stock         Equity
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1993            623        10,935       15,159           --           (89)           (403)        26,225

Net Income                         --            --        3,929           --            --              --          3,929
Stock Issued:
   Employee Stock Purchase
    Plan - 107,587 Shares          11           316           --           --            --              --            327
   Exercise of Options -
    514,206 Shares                 51         1,085           --           --            --              --          1,136
   Private Placement
    687,000 shares                 69         7,867           --       (5,012)           --              --          2,924
Translation Adjustment             --            --           --           --            62              --             62
                                 ----       -------      -------      -------          ----           -----        -------

Balance, June 30, 1994            754        20,203       19,088       (5,012)          (27)           (403)        34,603
                                 ----       -------      -------      -------          ----           -----        -------


Net Income                         --            --        7,318           --            --              --          7,318
Stock Issued:
   Employee Stock Purchase
    Plan - 53,713 Shares            6           505           --           --            --              --            511
   Exercise of Options -
   116,748 Shares                  11           256           --           --            --              --            267
   Private Placement
    687,000 shares                 --            --           --        5,012            --              --          5,012
Stock Retired:
   Treasury Stock
   50,000 Shares                   (5)         (398)          --           --            --             403             --
Income Tax Reduction
 Relating to Stock Options         --         1,256           --           --            --              --          1,256
Translation Adjustment             --            --           --           --            72              --             72
                                 ----       -------      -------      -------          ----           -----        -------

Balance, June 30, 1995           $766       $21,822      $26,406      $    --          $ 45           $  --        $49,039
                                 ----       -------      -------      -------          ----           -----        -------


ECC International Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
For the Fiscal Years Ended June 30, 1996, 1995 and 1994
- ---------------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except Share and Per Share Data)

                                             Capital                  Stock           Cumulative                    Total
                                 Common      In Excess    Retained    Subscription    Translation     Treasury      Stockholders'
                                 Stock       of Par       Earnings    Receivable      Adjustment      Stock         Equity
- ---------------------------------------------------------------------------------------------------------------------------------
Net Income                         --            --        2,878          --             --             --          2,878
Stock Issued:
   Employee Stock Purchase
    Plan - 63,285 Shares            6           517           --          --             --             --            523
   Exercise of Options -
   102,012 Shares                  10           272           --          --             --             --            282
Income Tax Reduction
 Relating to Stock Options         --           220           --          --             --             --            220
Translation Adjustment             --            --           --          --            (67)            --            (67)
                                 ----       -------      -------        ----           ----           ----        -------

Balance, June 30, 1996           $782       $22,831      $29,284        $ --           $(22)          $ --        $52,875
                                 ====       =======      =======        ====           ====           ====        =======


Common shares issued and outstanding at June 30, 1993 and 1994 were 6,228,592 and 7,657,846 shares, respectively.

See accompanying notes to the consolidated financial statements.

ECC International Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 1996, 1995 and 1994
- ----------------------------------------------------------------------------------------------------------------------

                                                                                     (In Thousands)
                                                                                        1996        1995        1994
                                                                                        ----        ----        ----
Cash Flows From Operating Activities:
Income ...........................................................................    $ 2,878     $  7,318     $ 3,929
   Items Not Requiring Cash:
     Depreciation ................................................................      3,825        3,420       3,350
     Provision for Doubtful Accounts .............................................         84           51          --
     Deferred Income Taxes .......................................................       (675)         (79)       (110)
   Changes in Certain Assets and Liabilities:
         Accounts Receivable .....................................................     (2,442)      (5,644)      3,477
         Costs and Estimated Earnings in Excess of Billings on
          Uncompleted Contracts ..................................................      4,501      (16,831)     (7,222)
         Inventories .............................................................     (2,949)        (164)     (1,877)
         Prepaid Expenses and Other ..............................................        114          (50)        214
         Accounts Payable ........................................................      3,770        3,326         750
         Advances on Long-Term Contracts .........................................       (539)       1,310      (1,781)
         Accrued Expenses ........................................................     (1,868)         737       3,514
                                                                                      -------     --------     -------
   Net Cash (Used In)/Provided By Operating Activities ...........................      6,699       (6,606)      4,244
                                                                                      -------     --------     -------

Cash Flows From Investing Activities:
   Additions to Property, Plant and Equipment ....................................     (6,504)      (4,310)     (2,109)
   Other .........................................................................       (292)         (11)         90
                                                                                      -------     --------     -------
   Net Cash Used In Investing Activities .........................................     (6,796)      (4,321)     (2,019)
                                                                                      -------     --------     -------

Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock, Options
     Exercised and Warrants, Including Related Tax Benefit .......................      1,025        7,046       4,387
   New Borrowings Under Term Loan ................................................         --        9,000          --
   Repayments Under Term Loan ....................................................     (3,000)        (750)         --
   New Borrowings Under Revolving Credit Facilities, Net .........................      3,594       14,134          --
   Repayments Under Revolving Credit Agreement
     and Notes Payable ...........................................................         --      (17,568)     (5,000)
                                                                                      -------     --------     -------

   Net Cash Provided By/(Used In) Financing Activities ...........................      1,619       11,862        (613)
                                                                                      -------     --------     -------

Net Increase in Cash .............................................................      1,522          935       1,612
                                                                                      -------     --------     -------

Cash at Beginning of the Period ..................................................      3,535        2,600         988
                                                                                      -------     --------     -------

Cash at End of the Period.........................................................    $ 5,057     $  3,535     $ 2,600
                                                                                      =======     ========     =======


ECC International Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended June 30, 1996, 1995 and 1994
- ------------------------------------------------------------------------------------------------------

                                                                               (In Thousands)

                                                                             1996      1995      1994
                                                                            ------    ------    ------
Supplemental Disclosure of Cash Flow Information:
   Cash Paid During the Year For:
     Interest ..........................................................    $1,665    $1,189    $1,701
     Income Taxes ......................................................    $2,766    $2,839    $1,223

   Supplemental Schedule of Noncash Investing and Financing Activities:
     Retirement of Treasury Stock ......................................        --       403        --
     Common Stock issued in exchange for Stock
      Subscription Receivable ..........................................        --        --     5,012


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ECC International Corp. and Subsidiaries
- ----------------------------------------

1.   Significant Accounting Policies.
     -------------------------------

     Consolidation.
     -------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions have been eliminated in consolidation.

     Revenue and Cost Recognition.
     ----------------------------

          Defense.
          -------

          Contract sales and costs are recognized using the percentage of completion method, measured by the ratio of costs incurred to date to estimated total costs. The Company does not anticipate that its financial condition will be materially affected by contract costs in excess of amounts accrued.

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

          Vending.
          -------

          Sales and average cost of units produced under a contract are recognized as deliveries are made.

     Use of Estimates.
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Advertising.
     -----------

     The costs of advertising, promotion and marketing programs are charged to operations in the year incurred. Advertising expense was $354,000, $51,000 and $67,000 for fiscal years 1996, 1995 and 1994, respectively.

     Inventories.
     -----------

     Work in process and finished goods inventory are valued using the specific identification cost method, but not in excess of net realizable value. Raw materials and vending division inventories are valued at lower of average cost or market.

     Property and Depreciation.
     -------------------------

     Property, plant and equipment is stated at cost. Depreciation is provided on the straight- line method over the estimated useful lives of the respective assets as follows: buildings 15 to 30 years; machinery and equipment 3 to 10 years; and demonstration and test equipment 5 years.

     Applicable asset and accumulated depreciation accounts are reduced for the sale or other disposition of property and the resulting gain or loss is included in income.

     Impairment of Long Lived Assets.
     -------------------------------

     In the event that facts and circumstances indicate that the cost of property, plant and equipment may be impaired an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required.

     Income Taxes.
     ------------

     The Company recognizes deferred income taxes by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company's assets and liabilities.

     Earnings Per Share.
     ------------------

     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year.

     Earnings per common share assuming full dilution is determined by dividing net income by the weighted average number of common shares outstanding during the year after giving effect to the exercise of outstanding stock options assumed converted to common stock. The calculation of earnings per common share and common share equivalents assuming full dilution was either anti-dilutive or not materially different from earnings per common share in 1996, 1995 and 1994. The weighted average number of common and common stock equivalents outstanding during 1996, 1995 and 1994 were 7,889,345, 7,894,181 and 6,891,033, respectively.

     Employee Benefit Plans.
     ----------------------

     The Company has a profit sharing plan which covers all employees who work in excess of 1,000 hours per year. Minimum contributions are based on income before income taxes, subject to limitations based on employee compensation and certain other restrictions defined in the plan document. Contributions of $2,698,533, $3,124, 112 and $1,929,004 were accrued in the years ended June 30, 1996, 1995 and 1994, respectively of which $2,698,533, $2,451,940 and $649,047 were paid during the respective fiscal year.

     The Company also has a savings and investment plan which covers all employees. Employer contributions are based on a percentage of employee contributions and certain other restrictions defined in the plan document. Employer contributions of $640,354, $552,394 and $514,101 were accrued and paid in the fiscal years ended June 30, 1996, 1995 and 1994, respectively. The Company's policy is to fund amounts accrued.

     Statement of Financial Accounting Standards Not Yet Adopted.
     -----------------------------------------------------------

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." The Company is required to adopt this standard no later than fiscal year 1997. The provisions of SFAS No. 123 established accounting standards, requiring recognition of expense for stock options based on an option pricing model, as well as certain financial statement disclosure requirements for all employee stock compensation plans. If the accounting standards defined in the statement are not adopted, additional pro-forma disclosures must be made as though the standards had been applied. The Company is evaluating the provisions of SFAS No. 123, but has not yet made a decision on whether to follow the provisions of SFAS No. 123 or APB No. 25 when accounting for employee stock options.


2. Accounts Receivable.
   -------------------
                                              (In Thousands)
                                             1996       1995
                                           -------     ------

Contract Receivables, Billed Amounts ..    $ 7,748     $5,876
Commercial Vending Receivables ........      3,224      2,211
Other .................................        299        742
Allowance for Doubtful Accounts .......       (135)       (51)
                                           -------     ------
    Total .............................    $11,136     $8,778
                                           =======     ======

     Contract receivables include amounts under long-term contracts and subcontracts principally with the U.S. Government, or its contractors, and the United Kingdom Ministry of Defense or its contractors. Commercial vending receivables consist of amounts due from a variety of geographically disbursed vending customers at June 30, 1996.

     The provision for doubtful accounts, related to the vending operation, included in Selling, General and Administrative expense was $84,000 and $50,800 in fiscal year 1996 and 1995, respectively.

3. Inventories.
   -----------
                                        (In Thousands)
                                       1996        1995
                                      -------    -------
Finished Goods .................      $ 1,888    $ 1,140
Work in Process ................        3,069      1,998
Raw Materials ..................        8,027      6,897
                                      -------    -------

    Total ......................      $12,984    $10,035
                                      =======    =======

     During fiscal year 1996, the Company submitted a claim for contract adjustment under the Economic Price Adjustment (EPA) provisions of a major contract seeking approximately $950,000. The value of the claim is included in costs and estimated earnings in excess of billings on uncompleted contracts. (See Note 11 Summary of Quarterly Results.)

     The Company also submitted a claim for the effects of a Stop Work Order issued on one of its contracts in the amount of $191,000, of which $150,000 was deferred in inventory as of June 30, 1996. The claim represents the cost of idle time resulting from the Stop Work Order as well as the effect of the release of the Stop Work Order.

     In prior years, the Company filed claims against the U.S. Government for additional costs incurred on three "build-to-print" Pop-Up Target contracts seeking over $3.0 million. After several years of litigation, the Armed Services Board of Contract Appeals issued a decision awarding the Company minimal damages on its claim. The Company appealed the Board's decision to the United States Court of Appeals for the Federal Circuit which denied the Company's appeal during fiscal year 1995. Accordingly, the Company recorded a one time write-off of costs included in inventory amounting to $994,000 in the second quarter of fiscal year 1995.

     During fiscal year 1994, due to various facts and circumstances the Company elected not to pursue certain equitable adjustments previously submitted and accordingly wrote off $700,000 deferred in inventory relative to the equitable adjustments.

4. Property, Plant and Equipment.
   -----------------------------
                                            (In Thousands)
                                           1996         1995
                                         -------      -------

Land ..................................  $ 2,411      $ 2,411
Buildings .............................   21,548       19,940
Machinery and Equipment ...............   24,484       20,350
Demonstration and Test Equipment ......    9,528        8,765
                                         -------      -------
    Total .............................   57,971       51,466
Less Accumulated Depreciation .........   31,285       27,459
                                         -------      -------

    Total .............................  $26,686      $24,007
                                         =======      =======

     Repairs and maintenance expense for the fiscal years ended June 30, 1996, 1995 and 1994 were $985,000, $760,000 and $569,000, respectively.

5. Accrued Expenses.
   ----------------
                                                (In Thousands)
                                               1996       1995
                                              ------     ------
Compensation ...........................      $2,298     $2,669
Accrued Vacation .......................       1,580      1,424
Profit Sharing Contribution ............          --        672
Federal/State Income Tax Payable .......         238        930
Other ..................................       2,171      2,460
                                              ------     ------

    Total ..............................      $6,287     $8,155
                                              ======     ======


6. Temporary Credit Facility and Long-Term Debt.
   --------------------------------------------

                                                           (In Thousands)
                                                          1996       1995
                                                         -------   -------
Revolving Credit Facility and Term Loan (Bank) .....     $22,978   $19,850
Less Current Portion ...............................       4,272     3,600
                                                         -------   -------

    Total ..........................................     $18,706   $16,250
                                                         =======   =======

     On September 20, 1994, the Company entered into a loan facility ("Loan Facility") with a bank totaling $20.0 million. The loan facility originally consisted of a $9.0 million term loan, and an $11.0 million revolving credit facility which included $2.0 million of revolving credit available in the British Sterling equivalent for the Company's wholly owned subsidiary, ECC Simulation Limited. Proceeds from the loan facility were used to pay the outstanding balance under the Company's revolving credit facility with its primary lender at June 30, 1994.

     On April 6, 1995, the Company executed the First Amendment to its loan facility providing for a temporary increase in its line of credit. The Amendment allowed the Company to borrow up to $13 million under the revolving credit portion of the loan facility. The terms of the amendment required that borrowings under the increased line ($2.0 million) be repaid on, the earlier of, the date of the Company's receipt of a certain contract delivery payment or September 30, 1995. Thereafter, the original terms of the loan facility were re-instated. Borrowings under the amended portion of the loan facility were $600,000 at June 30, 1995 and were repaid during the first quarter of fiscal year 1996.

     Concurrent with the First Amendment to the loan facility, the Company's wholly owned subsidiary, ECC Simulation Limited executed a separate Temporary Credit Facility ("Temporary Facility") totalling $4.0 million available in the British Sterling equivalent and expiring on September 30, 1995. Outstanding amounts under the Temporary Facility were due on demand. Total borrowings under the Temporary Facility were $2.5 million at June 30, 1995 and were repaid during the first quarter of fiscal year 1996.

     On June 19, 1996, the Company executed the Second Amendment to its Loan Facility providing for an increase in its line of credit and extending the expiration date of the revolving credit portion of the Loan Facility to September 30, 1998. The expiration date of the Term Loan remains September 1997. The Second Amendment allows the Company to borrow up to an aggregate of $25.0 million under its Loan Facility. The Second Amendment also increased the portion of credit available in the British Pound Sterling equivalent for the Company's wholly owned subsidiary, ECC Simulation Limited, to $7.5 million through but not including October 30, 1996 and $5.0 million thereafter. The Company's total borrowings including face amount of letters of credit outstanding may not exceed $25.0 million. All other terms of the Loan Facility were unchanged.

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

     The Company did not comply with the minimum fixed charge coverage ratio or the maximum allowable expenditures for fixed assets covenants at June 30, 1996 and accordingly has received irrevocable waivers with respect to such covenants from its bank lenders.

     Aggregate maturities under the Revolving Credit Facility and Term Loan are as follows:

                (In Thousands)

      1997           4,272
      1998          18,706
                   -------

      Total        $22,978
                   =======

7. Income Taxes.
   ------------

     The domestic and foreign components of income before income taxes are presented below:

                                           (In Thousands)
                                 1996            1995          1994
                                ------         -------        ------

Domestic .....................  $4,985         $10,761        $5,217
Foreign ......................    (462)            410           633
                                ------         -------        ------
     Total ...................  $4,523         $11,171        $5,850
                                ======         =======        ======


     The components of the provision for income taxes are as follows:

                                           (In Thousands)
                                 1996           1995            1994
                                ------         -------         ------
Current:
     Federal .................  $2,207          $3,641         $1,969
     State ...................     140             261             62
     Foreign .................     (27)             30             --
                                ------          ------         ------
         Subtotal ............   2,320           3,932          2,031
                                ------          ------         ------
Deferred:
     Federal .................  $ (663)         $  (45)        $ (144)
     State ...................     (12)            (34)            34
                                ------          ------         ------
         Subtotal ............    (675)            (79)          (110)
                                ------          ------         ------

Provision for Income Taxes ...  $1,645          $3,853         $1,921
                                ======          ======         ======

     The Company utilized $951,000 and $1.9 million of Florida net operating loss carryforwards to reduce fiscal year 1995 and fiscal year 1994 Florida income taxes payable, respectively.

     The Company also utilized $244,998 of Pennsylvania net operating loss carryforwards to reduce fiscal year 1996 Pennsylvania income taxes payable.


     The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows for the years ended June 30:

                                                             (In Thousands)
                                                    1996                   1995
                                                    ----                   ----
                                            Asset     Liability     Asset     Liability
                                            -----     ---------     -----     ---------

Revenue Recognized on Completed
  Contract for Tax Return and on
  Percentage of Completion for
  Financial Reporting .................     $  132      $   --       $  436      $   --

Foreign Net Operating Loss ............        275          --          116          --

Difference between Book and
  Tax Depreciation ....................         --       1,375           --       1,469

Capitalized Bid and Proposal Expense ..        671          --          134          --

Accruals Not Currently Deductible .....        747          59          440         100
                                            ------      ------       ------      ------

    Subtotal ..........................      1,825       1,434        1,126       1,569

Valuation Allowance ...................       (275)         --         (116)         --
                                            ------      ------       ------      ------

    Total .............................     $1,550      $1,434       $1,010      $1,569
                                            ======      ======       ======      ======

     These deferred tax assets and liabilities are included in/or classified as follows on the balance sheet at June 30:

                                                      1996       1995
                                                     ------     ------
Prepaid Expenses and Other .....................     $1,550     $1,010
Non-current deferred income tax liabilities ....      1,434      1,569


Differences between the statutory U.S. Federal Income Tax rate and the effective income tax rate reported in the financial statements are as follows at June 30:

                                                      1996       1995       1994
                                                      -----      -----      -----
Federal Statutory Rates ..........................    34.0%      34.0%      34.0%
Increase in Taxes Resulting From:
    State Income Taxes (after deducting
    federal income tax benefit) ..................     0.6%       1.5%       0.7%
    Foreign Net Operating Loss Carryforward ......    (2.5%)     (2.2%)     (3.7%)
    Other ........................................     4.3%       1.2%       1.8%
                                                      ----       ----       ----

Total Provision for Income Taxes .................    36.4%      34.5%      32.8%
                                                      ====       ====       ====

     The Company realized an income tax benefit of $220,000 and $1,256,000 during fiscal year 1996 and 1995, respectively, related to the exercise of certain employee stock options which are recognized as employee compensation for tax purposes, however, not for financial reporting purposes. This tax benefit was credited to Capital in Excess of Par.

8.   Financial Instruments.
     ---------------------

     Off Balance Sheet Risk.
     -----------------------

     As collateral for performance and advances on certain long-term contracts, the Company is contingently liable under standby letters of credit in the amount of $267,763 at June 30, 1996. The standby letters of credit are in force through August 6, 1997 subject to extension and the Company pays a fee to its primary lender of 1% per annum of their face value. If the Company were required to obtain replacement standby letters of credit as of June 30, 1996 for those currently outstanding, it is the Company's opinion that the replacement cost for such standby letters of credit would not significantly vary from the present fee structure.

     Concentrations of Credit Risk.
     ------------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Except for U.S. and foreign government agencies, concentration of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company's customer base and their dispersion among many different geographies. The Company generally does not require collateral or other security to support customer receivables.

     Fair Value of Financial Instruments.
     ------------------------------------

     At June 30, 1996, the carrying amounts and fair values of the Company's financial instruments are listed below.

     (In Thousands)                     Carrying     Fair
     --------------                     --------     ----
                                        Value        Value
                                        -----        -----
     Term Loan                          $ 5,250      $ 4,900

     Revolving Credit Facility           17,728       17,728

     Standby Letters of Credit               --          268

     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues of debt with similar terms and remaining maturities.

     The fair value of Standby Letters of Credit are based on fees currently charged for similar agreements.

9. Stockholders' Equity.
   --------------------

     Under the Company's Qualified Stock Option Plans, directors, officers and certain key employees may purchase the Company's Common Stock at 100% of the fair market value of the shares on the date of grant. Options are exercisable up to 10 years from the date granted.

     A summary of transactions for the fiscal years ended June 30, 1996, 1995 and 1994 are as follows:

                                                               Shares          Shares       Average
                                                               Available       Under      Option Price
                                                              For Option       Option      Per Share
                                                              ----------       ------      ---------

     Balance at June 30, 1993...............................    18,125         284,250       $  6.91
     Terminated.............................................     6,250          (6,250)      $  7.24
     Exchange Program
         Terminated.........................................   278,024        (278,024)      $  6.91
         Reissued...........................................  (139,012)        139,012       $ 2.375
     Exercised..............................................        --        (110,178)      $ 2.375
                                                              --------        --------       -------

     Balance at June 30, 1994...............................   163,387          28,810       $ 2.375
     Granted................................................   (10,000)         10,000       $ 11.50
     Exercised..............................................        --         (28,810)      $ 2.375
     Expired................................................  (105,572)             --       $    --
                                                              --------        --------       -------

     Balance at June 30, 1995...............................    47,815          10,000       $ 11.50
     Granted................................................   (47,800)         47,800       $ 10.00
     Terminated.............................................     1,000          (1,000)      $ 11.50
                                                              --------        --------       -------

     Balance at June 30, 1996...............................     1,015          56,800       $10.238
                                                              ========        ========       =======


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


     A summary of transactions for the fiscal years ended June 30, 1996, 1995 and 1994 are as follows:

                                                 Shares         Shares      Average
                                                Available       Under     Option Price
                                               For Option       Option     Per Share
                                               ----------       ------     ---------

     Balance at June 30, 1993 .............      157,042       963,008      $ 5.03
     (Option Shares Exercisable 774,208)
     Terminated ...........................       20,500       (20,500)     $ 5.12
     Exchange Program
         Terminated .......................      942,508      (942,508)     $ 5.03
         Reissued .........................     (471,250)      471,250      $ 2.125
     Exercised ............................           --      (248,938)     $ 2.125
     Granted ..............................      (32,000)       32,000      $ 2.625
     Terminated ...........................        3,000        (3,000)     $ 2.125
     Expired ..............................       58,579       (58,579)     $ 2.125
                                                --------      --------      -------

     Balance at June 30, 1994 .............      678,379       192,733      $ 2.21
     (Option Shares Exercisable 115,933)
     Terminated ...........................          600          (600)     $ 2.125
     Exercised ............................           --       (70,313)     $ 2.156
     Granted ..............................     (672,000)      672,000      $11.46
                                                --------      --------      -------

     Balance at June 30, 1995 .............        6,979       793,820      $10.014
     (Option Shares Exercisable 87,220)
     Terminated ...........................       11,750       (11,750)     $11.101
     Exercised ............................           --       (49,101)     $ 2.174
     Granted ..............................       (2,000)        2,000      $10.00
                                                --------      --------      -------
     Balance at June 30, 1996 .............       16,729       734,969      $10.520
                                                ========      ========      =======
     (Option Shares Exercisable 176,169)

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


                                                     Shares       Shares       Average
                                                    Available     Under     Option Price
                                                   For Option     Option     Per Share
                                                   ----------     ------     -----------
     Balance June 30, 1993 ...................        7,895       302,875      $ 4.30
     Additional Authorized ...................       62,286            --           --
     Terminated ..............................       35,000       (35,000)     $ 5.39
     Exchange Program
         Terminated ..........................      122,000      (122,000)     $ 5.50
         Reissue .............................      (61,000)       61,000      $ 2.125
     Granted .................................      (93,954)       93,954      $ 2.625
     Exercised ...............................           --      (155,090)     $ 2.34
                                                   --------      --------      -------

     Balance June 30, 1994 ...................       72,227       145,739      $ 3.26
     Additional Authorized ...................       75,373            --           --
     Granted .................................     (112,000)      112,000      $11.50
     Exercised ...............................           --       (17,625)     $ 2.533
                                                   --------      --------      -------

     Balance June 30, 1995 ...................       35,600       240,114      $ 7.155
     Additional Authorized ...................       96,161            --           --
     Granted .................................      (85,200)       85,200      $10.088
     Exercised ...............................           --       (22,911)     $ 2.448
     Terminated ..............................       10,000       (10,000)     $11.50
     Not Used Within Year of Authorization ...      (55,895)           --           --
                                                   --------      --------      -------

     Balance June 30, 1996 ...................          666       292,403      $ 8.230
                                                   ========      ========      =======


     On February 11, 1988, the Company granted each of its then four outside directors an option to purchase 12,500 shares of the Company's Common Stock at a price of $7.20 per share (the market value on that day) later reduced to 6,250 at $2.375 for two directors. The Company reserved 50,000 shares of its Treasury Stock to cover the exercise of these options. The Treasury Stock referred to above were retired in fiscal year 1995 at their aggregate cost and a like number of authorized but unissued shares were reserved to cover these options. As of June 30, 1996, 5,000 shares of these options were exercised.

     During fiscal year 1993, the Board of Directors approved a Stock Option Exchange Program. This program permits all employees to cancel all (but only all) of their existing options which have an exercise price higher than $2.125 per share in return for a new option (for a number of shares equal to one-half of the number of shares as their existing options) which will have an exercise price equal to $2.125 per share (in the case of non-statutory options) and an exercise price equal to $2.375 per share (in the case of incentive stock options). The Stock Option Exchange Program also covered the Director's options previously granted to Messrs. Jesse Krasnow and Herbert Krasnow. Messrs. Martin Kaplan and Thomas McGrath, who comprise the Stock Option Committee, were not eligible to participate in the Stock Option Exchange Program.

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

     During fiscal year 1994, the Shareholders approved the 1993 Employee Stock Purchase Plan. The Plan is the same in all aspects as the 1990 Plan including the number of shares reserved, 360,000 shares. There were 63,285 and 53,713 shares issued under this Plan during the years ended June 30, 1996 and 1995, respectively. At June 30, 1996, 135,415 shares were unused and accordingly will no longer be reserved.

     During fiscal year 1996, the Shareholders approved the 1996 Employee Stock Purchase Plan. The Plan is the same in all aspects as the 1990 and 1993 Stock Purchase Plans including the number of shares reserved, 360,000 shares. No shares have been issued under this Plan as of June 30, 1996.

     The Company's Stock Option Plan Committee, which is comprised of Messrs. Kaplan and McGrath, administer all the stock option plans of the Company.

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

     On August 27, 1996, the Board of Directors declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on September 17, 1996. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of Series B Junior Participating Preferred Stock, $0.10 par value per share at a purchase price of $40.00 per unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Mellon Bank, N.A. as Rights Agent.

10.  Business Segment Information.
     ----------------------------

     The Company designs and manufactures training simulators as well as frozen food and bottle vending machines.

     The Company's operations by business segment, were as follows:

                                               (In Thousands)
                               Training     Vending
                               Operation    Operation   Corporate     Consolidated

     Revenues
     1996                      $101,713     $15,443          --       $117,156
     1995                        83,534      24,073          --        107,607
     1994                        61,069       2,232          --         63,301

     Operating Income
     1996                         8,514      (2,507)         --          6,007
     1995                        11,741          (7)         --         11,734
     1994                         9,671      (1,913)         --          7,758

     Identifiable Assets
     1996                        80,085      10,359       4,953         95,397
     1995                        77,798       8,585       3,356         89,739
     1994                        56,622       6,290       2,268         65,180

     Depreciation
     1996                         3,445         380          --          3,825
     1995                         3,098         322          --          3,420
     1994                         3,230         120          --          3,350

     Capital Expenditures
     1996                         5,525         979          --          6,504
     1995                         2,080       2,230          --          4,310
     1994                         1,275         834          --          2,109


     Intersegment sales are not material. Identifiable assets are those assets employed in each segment's operation. Corporate assets consist primarily of cash.


     Sales by Class of Customer.
     ---------------------------

                                                           (In Thousands)
                                                   1996         1995         1994
                                                 ---------    --------     --------
     U.S. Government
         Direct ............................     $ 24,835     $ 36,476     $ 40,125
         Subcontract .......................       61,742       35,309       14,715
                                                 --------     --------     --------
                  Total U.S. Government ....       86,577       71,785       54,840
                                                 --------     --------     --------

     Foreign Governments ...................       14,392       11,697        5,203
     Foreign Commercial ....................          305           21        1,021
     Other .................................          439           31            5
                                                 --------     --------     --------

                  Total Training ...........      101,713       83,534       61,069
                                                 --------     --------     --------

     Vending (substantially one customer
         in 1995 and 1994) .................       15,443       24,073        2,232
                                                 --------     --------     --------

                  Total Sales ..............     $117,156     $107,607     $ 63,301
                                                 ========     ========     ========


     Export Sales from the U.S. were not material for the fiscal years ended June 30, 1996, 1995 and 1994. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $14,445,000, $27,582,000 and $27,797,000 in the fiscal years ended June 30,
     1996, 1995, and 1994, respectively.

     Sales by Geographic Area.
     -------------------------

                                              (In Thousands)
                                United        Europe and
                                States        Middle East      Consolidated

     Revenues
     1996                       $102,222      $14,934          $117,156
     1995                         95,883       11,724           107,607
     1994                         57,077        6,224            63,301

     Operating Income
     1996                          6,059          (52)            6,007
     1995                         11,161          573            11,734
     1994                          7,095          663             7,758

     Identifiable Assets
     1996                         83,365       12,032            95,397
     1995                         79,483       10,256            89,739
     1994                         61,579        3,601            65,180



11.      Summary of Quarterly Results (Unaudited).
         ----------------------------------------
                                                        (In Thousands, Except Per Share Data)
                                                     September    December      March        June
            1996                                        30           31           31          30
                                                     ---------    --------      -------      ----

     Net Sales.....................................   $26,980      $31,691     $27,305     $31,180
     Gross Profit..................................   $ 6,350      $ 6,413     $ 3,488     $ 5,193
     Operating Income/(Loss).......................   $ 3,033      $ 2,783     $  (404)    $   595
     Income/(Loss) Before Income Taxes.............   $ 2,573      $ 2,376     $  (608)    $   182
     Net Income/(Loss).............................   $ 1,687      $ 1,559     $  (398)    $    30
     Earnings/(Loss) Per Common Share
      and Common Share Equivalents.................   $  0.21      $  0.20     $ (0.05)    $  0.00

     As the result of the periodic review of estimated costs at completion and consideration of changes in facts and circumstances, revisions were made in the estimated costs to complete in the third and fourth quarter of fiscal year 1996 on certain contracts. During the third and fourth quarter, adjustments were taken to the gross margin of two fixed price contracts primarily due to protracted acceptance schedules which resulted in higher than previously anticipated costs. Also, a downward adjustment in gross margin on the Company's large cost plus type contract was recorded in the third quarter. In addition, gross margin in the Vending Division decreased in the third and fourth quarter due to a decrease in sales volume as the Company's largest vending machine order was completed in the second quarter.

     During the fourth quarter of fiscal year 1996, the UK operation was required to adjust margins and recognize additional contingent costs on two major contracts. The effect of these adjustments was to reduce net income by $1.1 million for the fourth quarter and year ended June 30, 1996. In addition, the significant level of effort on the Company's large domestic cost-plus contract which earns a low margin has the effect of reducing the Company's overall margin.

     The reductions in gross margin were partially offset by a reduction in manufacturing overhead related primarily to the Company's profit sharing expense and other payroll related costs which during the first three quarters were accrued for in anticipation of a 100% contribution. However, due to the Company's profitability for the year, the actual profit sharing contribution was reduced to 75%.

     Also, during the fourth quarter of fiscal year 1996, the U.K. Division determined that it would no longer have use for its 9,000 square foot leased facility. Accordingly, the Company recorded a $75,000 (after-tax) write-off associated with the lease commitment.

     The lower than anticipated sales volume in the Vending Division, the adjustments to gross margin in the UK Division and the lower than normal gross margin recognized on the large domestic cost plus type contract, contributed to the reduction of the profit sharing from the anticipated 100% contribution.

     As disclosed in Note 3, during the fourth quarter of fiscal year 1996, the Company submitted a claim for contract adjustment under the Economic Price Adjustment (EPA) provisions of a major contract seeking approximately $950,000. The value of the claim is included in costs and estimated earnings in excess of billings on uncompleted contracts. The effect of recording the EPA was to increase net income by approximately $574,000 for the fourth quarter and fiscal year ended June 30, 1996.


                                                        (In Thousands, Except Per Share Data)
                                                  September     December        March         June
         1995                                         30           31            31            30
                                                  ---------     --------       -------        ----

     Net Sales...............................      $20,656       $22,676        $28,832     $35,443
     Gross Profit............................      $ 5,733       $ 5,412        $ 6,024     $ 8,378
     Operating Income........................      $ 2,341       $ 1,935        $ 2,819     $ 4,639
     Income Before Income Taxes..............      $ 1,996       $ 1,651        $ 3,131     $ 4,393
     Net Income..............................      $ 1,336       $ 1,189        $ 1,871     $ 2,922
     Earnings Per Common Share
      and Common Share Equivalents...........      $  0.17       $  0.15        $  0.24     $  0.37

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

12. Commitments and Contingencies.
- ----------------------------------

     The Company and its subsidiaries lease certain office facilities and equipment under operating leases. Future minimum lease payments under all noncancellable operating leases as of June 30, 1996 are as follows:

                                                (In Thousands)
       1997 ......................................  $1,253
       1998 ......................................     941
       1999 ......................................     827
       2000 ......................................     765
       Remaining Years ...........................   1,756
                                                    ------
       Total Minimum Lease Payments...............  $5,542
                                                    ======


     Rent expense under all operating leases was approximately $1,632,683, $1,024,540 and $826,011 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

Item 9. Disagreements on Accounting and Financial Disclosures
- ------  -----------------------------------------------------

     The Company has nothing to report under this item.

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 - 13 (except for the information set forth at the end of Part I with respect to Executive Officers of the Company) is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before October 27, 1996.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- -------------------------------------------------------------------------

     (a) (1) and (2)  Financial Statements
                      --------------------

                    The financial statements filed as part of this Annual Report are listed in the Index to Consolidated Financial Statements on page 18. Schedules other than those so listed are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

     (3) Exhibits
         --------

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.         Description
- -----------         -----------

2 Assignment and Assumption Agreement, dated as of June 30, 1996, between ECC International Corp. and ECC Vending Corp.

3.1      Certificate of Incorporation (5)

3.2      By-Laws (2)

4.1      Form of Common Stock Certificate (5)

10.1     Educational Computer Corporation
         1981 Incentive Stock Option Plan (5)

10.2     Educational Computer Corporation
         1986 Incentive Stock Option Plan (5)

10.3     Educational Computer Corporation
         1986 Non-Qualified Stock Option Plan (5)

10.4     ECC International Corp. 1991 Option Plan (4)

10.5             Form of Stock Option Agreement for outside directors (7)

10.6 Rights Agreement dated as of July 28, 1986 between Educational Computer Corporation and Mellon Bank (East), N.A. (1)

10.7 Amendment to Rights Agreement dated as of February 21, 1989 between ECC International Corp. and Mellon Bank
                 (East), N.A. (7)

10.8 Form of Subscription Agreement dated June 30, 1994 related to Private Placement. (7)

10.9 Form of Option Agreement dated June 30, 1994 related to Private Placement. (7)

10.10 Term Loan and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and ECC International Corp. (7)

10.11 Guaranty and Surety Agreement dated as of September 20, 1994 to induce First Fidelity Bank, N.A. to make loans or other financial accommodations to ECC Simulation Limited. (7)

10.12 Form of Director's and Officer's Agreement to Defend and Indemnify. (3)

10.13            First Amendment dated as of April 6, 1995 to the
                 Term and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and
                 ECC International Corp. (11)

10.14 Overdraft Facility dated as of April 3, 1995 by and among ECC Simulation Limited and First Fidelity Bank, N.A. London Branch. (11)

10.15 Second Amendment dated as of October 13, 1995 to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and ECC International Corp. (6)

10.16 Lease between ECC International Corp. and State of Wisconsin Investment Board for the premises 2900 Titan Row, Orlando, Florida. (6)

10.17 Lease between ECC Simulation Limited, ECC International Corp. and G.J. King & Son Limited for the premises Unit 1 Home Farm Business Centre, Brighton, England. (6)

10.18 Lease between ECC Simulation Limited, ECC International Corp. and G.J. King & Son Limited for the premises Unit 3A Home Farm Business Centre, Brighton, England. (6)

10.19 Lease between ECC Simulation Limited, ECC International Corp. and G.J. King & Son Limited for the premises Unit 2 Home Farm Business Centre, Brighton, England. (6)

10.20            ECC International Corp. Executive Savings Plan. (6)

10.21 Third Amendment dated as of June 19, 1996 to the Term and Revolving Credit Agreement dated as of September 20, 1994 between ECC International Corp; ECC Simulation Limited and First Union National Bank (Successor by merger to First Fidelity Bank, National Association).

10.22 Second Amendment to Rights Agreement dated August 7, 1996 between ECC International Corp. and Mellon Bank, N.A. (8)

10.23 Third Amendment to Rights Agreement dated August 27, 1996 between ECC International Corp. and Mellon Bank, N.A. (9)

10.24 Rights Agreement dated August 27, 1996 between ECC International Corp. and Mellon Bank, N.A. (10)

11               Schedules of Computation of Earnings Per Share

21               Subsidiaries of the Registrant

23               Consent of Coopers & Lybrand L.L.P.

27               Financial Data Schedule

- --------------------------------------------------------------------------------

1 Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated July 28, 1986. (Commission File No. 1-8988)

2 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1989. (Commission File No. 1-8988)

3 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 1-8988)

4 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991. (Commission File No. 1-8988)

5 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993. (Commission File No. 1-8988)

6 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995. (Commission File No. 1-8988)

7 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994. (Commission File No. 1-8988)

8 Incorporated by reference to the Registrant's Current Report on Form 8-K dated August 13, 1996. (Commission File No. 1-8988)

9 Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 4, 1996 (Commission File No. 1-8988)

10 Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated September 4, 1996. (Commission File No. 1-8988)

11 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995. (Commission File No. 1-8988)



     (b) Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ECC INTERNATIONAL CORP.

                                                By:  /s/ Relland Winand
                                                     --------------------------
                                                     Relland Winand
                                                     Vice President, Finance

Date:     September 27, 1996
     ----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, by a majority of the Board of Directors.

/s/ George W.Murphy                                   )
- --------------------------------------------          )
George W. Murphy, President, Chief Executive          )
  Officer and Principal Executive Officer             )
                                                      )
/s/ Relland Winand                                    )
- --------------------------------------------          )
Relland Winand, Vice President, Finance               )
  and Principal Financial and Accounting Officer      )
                                                      )
/s/ Ajit W. Hirani                                    )
- --------------------------------------------          )
Ajit W. Hirani, Director                              )
                                                      )
/s/ Julian Demora                                     )     September 27, 1996
- --------------------------------------------          )
Julian Demora, Director                               )
                                                      )
/s/ Martin S. Kaplan                                  )
- --------------------------------------------          )
Martin S. Kaplan, Director                            )
                                                      )
/s/ Herbert S. Krasnow                                )
- --------------------------------------------          )
Herbert S. Krasnow, Director                          )
                                                      )
/s/ Jesse Krasnow                                     )
- --------------------------------------------          )
Jesse Krasnow, Director                               )
                                                      )
/s/ Thomas E. McGrath                                 )
- --------------------------------------------          )
Thomas E. McGrath, Director                           )
                                                      )
/s/ Merrill A. McPeak                                 )
- --------------------------------------------          )
Merrill A. McPeak, Director                           )