Form 10-Q
period 1996-09-30
ECC INTERNATIONAL CORP
filed 1996-11-14
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1996
                               -----------------------------------------------

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

Commission File Number:                                1-8988
                               -----------------------------------------------


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

                              [X] Yes   [ ] No

     As of September 30, 1996, there were 7,845,862 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                           Three Months    Three Months
                                               Ended           Ended
                                              9/30/96         9/30/95
                                            ----------      ----------

Net Sales                                   $   24,420      $   26,980

Cost of Sales                                   19,701          20,630
                                            ----------      ----------

Gross Profit                                     4,719           6,350
                                            ----------      ----------
Expenses:
   Selling, General & Administrative             3,708           3,259
   Systems Development                             162              58
                                            ----------      ----------

       Total Expenses                            3,870           3,317
                                            ----------      ----------

Operating Income                                   849           3,033
                                            ----------      ----------

Other Income (Expense):
   Interest Income                                  48              63
   Interest Expense                               (440)           (464)
   Other - Net                                     (14)            (59)
                                            ----------      ----------

       Total Other Expense                        (406)           (460)
                                            ----------      ----------

Income Before Income Taxes                         443           2,573

Provision for Income Taxes                         229             886
                                            ----------      ----------

Net Income                                  $      214      $    1,687
                                            ==========      ==========

Earnings Per Common Share and
 Common Share Equivalents                   $     0.03      $     0.21
                                            ==========      ==========

Weighted Average Number of Common and
   Common Share Equivalents Outstanding      8,015,351       7,957,873




        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                            (Unaudited)  (Audited)
                                              9/30/96     6/30/96
                                            -----------  ---------

ASSETS

Current Assets:
   Cash                                       $   853     $ 5,057
   Accounts Receivable, Net                     8,878      11,136
   Costs and Estimated Earnings in Excess
    of Billings on Uncompleted Contracts       35,057      35,251

   Inventories
       Raw Material                             8,240       8,027
       Work in Process                          3,646       3,069
       Finished Goods                           2,741       1,888

   Prepaid Expenses and Other                   2,216       2,190
                                              -------     -------

       Total Current Assets                    61,631      66,618

Property, Plant and Equipment - Net            26,675      26,686

Other Assets                                    1,828       2,093
                                              -------     -------

       Total Assets                           $90,134     $95,397
                                              =======     =======

                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Thousands)

                                               (Unaudited)   (Audited)
                                                 9/30/96      6/30/96
                                               -----------   ---------

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Current Portion of Long-Term Debt           $ 4,998      $ 4,272
     Accounts Payable                              6,668       10,967
     Accrued Compensation                          2,170        3,878
     Advances on Long-Term Contracts                  12          856
     Accrued Profit Sharing                          731         --
     Other Accrued Expenses                        1,947        2,409
                                                 -------      -------

          Total Current Liabilities               16,526       22,382
                                                 -------      -------

Deferred Income Taxes                              1,434        1,434
                                                 -------      -------

Long-Term Debt                                    19,000       18,706
                                                 -------      -------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, $.10 par; authorized
       20,000,000 shares at 9/30/96 and
       6/30/96; reserved for stock options
       and other obligations to issue stock,
       1,246,111 shares at 9/30/96 and
       1,190,499 shares at 6/30/96; issued
       and outstanding, 7,845,862 shares
       at 9/30/96 and 7,833,143 at 6/30/96           785          782
     Preferred stock, $.10 par; authorized
       1,000,000 shares at 9/30/96 and at
       6/30/96; issued and none outstanding
       at 9/30/96 and 6/30/96                       --           --
     Capital in Excess of Par                     22,899       22,831
     Retained Earnings                            29,498       29,284
     Cumulative Translation Adjustment                (8)         (22)
                                                 -------      -------

Total Stockholders' Equity                        53,174       52,875
                                                 -------      -------

Total Liabilities & Stockholders' Equity         $90,134      $95,397
                                                 =======      =======

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                 (In Thousands)
                                   (Unaudited)

                                                            Three Months  Three Months
                                                                Ended        Ended
                                                               9/30/96      9/30/95
                                                            ------------  ------------

Cash Flows From Operating Activities:
     Net Income                                                $   214      $ 1,687
     Items Not Requiring Cash:
     Depreciation                                                1,044          945
     Provision for Doubtful Accounts                                --           20
     Deferred Income Taxes                                          --           --
Changes in Certain Assets and Liabilities:
     Accounts Receivable                                         2,258          872
     Cost and Estimated Earnings in Excess
          of Billings on Uncompleted Contracts                     194           71
     Inventories                                                (1,643)      (2,117)
     Prepaid Expenses and Other                                    (26)         155
     Accounts Payable                                           (4,299)       3,903
     Advances on Long-Term Contracts                              (844)         (40)
     Accrued Expenses                                           (1,439)        (503)
                                                               -------      -------

Net Cash (Used In) Provided By Operating Activities             (4,541)       4,993
                                                               -------      -------

Cash Flows From Investing Activities:
     Additions to Property, Plant and Equipment                 (1,033)      (1,244)
     Other                                                         279           (9)
                                                               -------      -------

Net Cash Used In Investing Activities                             (754)      (1,253)
                                                               -------      -------

Cash Flows From Financing Activities:
     Proceeds From Issuance of Common Stock, Options
     Exercised and Warrants, Including Related Tax Benefit          71          165
     Repayments under Term Loan                                   (750)        (750)
     New Borrowings under Revolving Credit Facility, Net         1,770       (3,076)
                                                               -------      -------

Net Cash Provided By (Used In) Financing Activities              1,091       (3,661)
                                                               -------      -------

Net (Decrease) Increase in Cash                                 (4,204)          79

Cash at Beginning of the Period                                  5,057        3,535
                                                               -------      -------

Cash at End of the Period                                          853        3,614
                                                               =======      =======

                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                     SEPTEMBER 30, 1996 AND 1995 (Continued)
                                 (In Thousands)
                                   (Unaudited)

                                                            Three Months  Three Months
                                                                Ended        Ended
                                                               9/30/96      9/30/95
                                                            ------------  ------------

Supplemental Disclosure of  Cash Flow Information:
 Cash Paid During the Year For:
     Interest                                                  $   420      $   500
     Income Taxes                                              $   922      $   861



        See accompanying notes to the consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. The accompanying statements are unaudited and have been prepared by ECC pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management such consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period presented. The aforementioned consolidated financial statements have been prepared substantially in conformity with the accounting principles reflected in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2. Earnings per share for the three-month periods ended September 30, 1996 and 1995 are based on net income divided by the weighted average number of common share and common share equivalents outstanding.

     Common stock equivalents (stock options, warrants and Employee Stock Purchase Plan) are excluded from the calculation of per share data when their dilutive effect is not material.

3. The Company did not comply with the minimum fixed charge coverage ratio at September 30, 1996 under its Term Loan and Revolving Credit Agreement and, accordingly, has received an irrevocable waiver with respect to such covenant from its bank lender. The Company's term loan requires quarterly principal payments of $750,000 during fiscal year 1997.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a)   Material Changes in Financial Conditions.
     -----------------------------------------

     During the three-month period ended September 30, 1996, the Company's principal sources of cash were receipts on accounts receivable and borrowings under the revolving credit facility. The principal uses of these and existing funds were to make payments on the term loan and accounts payable and to finance the increase in inventories as well as acquisitions of property, plant and equipment.

     Work in progress inventory increased primarily due to unabsorbed overhead. Overhead is absorbed on an annualized projected rate. Management expects that volume during the remaining fiscal 1997 quarters will support the currently budgeted overhead rate.

     Finished goods inventory increased primarily due to the continued production of vending machines in anticipation of future sales orders.

     The decrease in other assets was primarily a result of the return of deposits made for the purchase of computer equipment.

     The decrease in accounts payable of approximately $4.3 million was primarily the result of a substantial slow-down in material purchases as two of the Company's largest contracts will be completed or substantially completed during fiscal year 1997.

     Advances on long-term contracts decreased as the U.K. division progressed on its two major contracts which provided advance payments.

     Other accrued expenses decreased as a result of federal income tax payments made during the first quarter of fiscal year 1997.

     The Company did not comply with the minimum fixed charge coverage ratio at September 30, 1996 under its Term Loan and Revolving Credit Agreement and, accordingly, has received an irrevocable waiver with respect to such covenant from its bank lenders. The Company's term loan requires quarterly principal payments of $750,000 during fiscal year 1997.

     During fiscal year 1997, the Company anticipates spending approximately $4.2 million for new machinery and equipment, computers and to continue to refurbish the Orlando facility.

     Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with proceeds from the revolving credit facility and its projected cash flow the Company will have sufficient resources to meet current and future operating commitments.

b)   Material Changes in Results of Operations.
     ------------------------------------------

     Net sales decreased for the three-month period ended September 30, 1996 as compared to the same period ended September 30, 1995. The decrease in net sales was primarily the result of low volume in the Company's vending subsidiary during the first quarter. The decrease was also a result of several major training division contracts which have reduced activity as they are expected to be completed during fiscal year 1997 or the first quarter of fiscal year 1998. Sales volume in the U.K. division increased substantially over the corresponding period in the prior fiscal year due to continued efforts on it's two major contracts.

     Gross margin as a percentage of sales decreased in the quarter ended September 30, 1996 versus the quarter ended September 30, 1995. The decrease in gross margin was primarily the result of low sales volume in the vending subsidiary which was not sufficient to cover overhead costs for the first quarter. In addition, gross margin in the U.K. division decreased as a result of contract adjustments recorded, during the fourth quarter of fiscal year 1996, on two major contracts due to extended testing on one contract and increased complexity on the trainer of another contract.

     The gross margin of the domestic training division is relatively consistent with the corresponding period in the prior fiscal year. This reflects the change during the last year in contract mix to more cost plus type contracts which generally yield lower margins than fixed price type contracts.

     Systems development increased during the first quarter of fiscal year 1997 versus the corresponding period in fiscal year 1996. The increase reflects efforts in the domestic training division to develop and/or enhance technologies and processes in order to remain competitive in the industry.

c)   Certain Factors That May Affect Future Operating Results.
     ---------------------------------------------------------

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, changes in government spending, cancellation of weapons programs, delays in contract awards, delays in the acceptance process of contract deliverables, the Company's continued ability to develop and introduce products in both its training division and vending subsidiary, the introduction of new products by competitors, pricing practices of competitors, the cost and availability of parts and the Company's ability to control costs.

     To date, a substantial portion of the Company's revenues have been attributable to long-term contracts with various government agencies. As a result, any factor adversely affecting procurement of long-term government contracts could have a material adverse effect on the Company's financial condition and results of operations. In addition, many of the Company's competitors have substantially greater financial resources and generate higher revenues than the Company.

     The Company's vending subsidiary completed a large vending order to a major customer during fiscal year 1996 and, to date, has not replaced it with another large order. The vending subsidiary is presently in negotiations with several potential customers and any factor adversely affecting the Company's ability to obtain sales orders for its vending products may have a material adverse effect on the Company's financial condition and results of operations.

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

                           PART II. OTHER INFORMATION

                             ECC INTERNATIONAL CORP.

Item 1.

During fiscal year 1996, the Company submitted a claim for contract adjustment under the Economic Price Adjustment (EPA) provisions of a major contract seeking approximately $950,000. The value of the claim is included in costs and estimated earnings in excess of billings on uncompleted contracts.

The Company has received a letter from the Department of The Air Force Contracting Officer stating that it intends to issue a unilateral modification to the contract in the amount of $190,000 for the EPA. The Company intends to file an appeal with the United States Court of Federal Claims during the second quarter of fiscal year 1997.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a.   Exhibits
               --------

               Exhibit 11 - Schedule of Computation of Earnings Per Share

               Exhibit 27 - Financial Data Schedule

          b.   Reports on Form 8-K
               -------------------

               The Company filed two Current Reports on Form 8-K during the quarter for which this report is filed. On August 13, 1996, the Company filed a Current Report on Form 8-K, dated August 6, 1996, to report an amendment to the Rights Agreement, dated as of July 28, 1986, between the Company and Mellon Bank, N.A. On September 4, 1996, the Company filed a Current Report on Form 8-K, dated August 27, 1996 to report (i) an amendment to the Rights Agreement, dated as of July 28, 1986, between the Company and Mellon Bank, N.A., and (ii) the declaration by the Board of Directors of the Company of a dividend distribution of one Preferred Share Purchase Right for each outstanding share of the Company's Common Stock to stockholders of record on September 17, 1996, pursuant to a Rights Agreement, dated as of August 27, 1996, between the Company and Mellon Bank, N.A.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ECC INTERNATIONAL CORP.

Date        November 12, 1996                   /s/ George W. Murphy
           ------------------------            ---------------------
                                               George W. Murphy, President,
                                               Chief Executive Officer and
                                               Principal Executive Officer





Date        November 12, 1996                   /s/ Relland Winand
           -----------------                   ------------------
                                               Relland Winand
                                               Vice President, Finance and
                                               Principal Financial and
                                               Accounting Officer