Form 10-Q
period 1996-12-31
ECC INTERNATIONAL CORP
filed 1997-02-14
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1996
                               ------------------------------------------------

                                       or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________________

Commission File Number:                     1-8988
                       --------------------------------------------------------

                             ECC International Corp.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                      23-1714658
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


175 Strafford Avenue, Suite 116, Wayne, PA                           19087-3377
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (610) 687-2600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days. [X] Yes   [ ] No

      As of December 31, 1996, there were 7,908,187 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.




-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)


                                           Six Months       Six Months
                                             Ended            Ended

                                            12/31/96         12/31/95
                                            ---------        ---------

Net Sales                                   $  48,039        $  58,671

Cost of Sales                                  40,823           45,907
                                            ---------        ---------

Gross Profit                                    7,216           12,764
                                            ---------        ---------

Expenses:
  Selling, General & Administrative             7,459            6,763
  Systems Development                             415              184
                                            ---------        ---------

     Total Expenses                             7,874            6,947
                                            ---------        ---------

Operating (Loss)/Income                          (658)           5,817
                                            ---------        ---------

Other Income (Expense):
  Interest Income                                 108              113
  Interest Expense                               (900)            (851)
  Other - Net                                       9             (130)
                                            ---------        ---------

     Total Other Expense                         (783)            (868)
                                            ---------        ---------

(Loss)/Income Before Income Taxes              (1,441)           4,949

(Benefit)/Provision for Income Taxes               (7)           1,703
                                            ---------        ---------

Net (Loss)/Income                           $  (1,434)       $   3,246
                                            =========        =========

(Loss)/Earnings Per Common Share and
 Common Share Equivalents                   $   (0.18)       $    0.41
                                            =========        =========

Weighted Average Number of Common and
 Common Share Equivalents Outstanding       8,008,962        7,923,003





        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                          Three Months     Three Months
                                             Ended            Ended

                                            12/31/96         12/31/95
                                            ---------        ---------

Net Sales                                   $  23,619        $  31,691

Cost of Sales                                  21,123           25,278
                                            ---------        ---------

Gross Profit                                    2,496            6,413
                                            ---------        ---------

Expenses:
  Selling, General & Administrative             3,751            3,505
  Systems Development                             253              125
                                            ---------        ---------

     Total Expenses                             4,004            3,630
                                            ---------        ---------

Operating (Loss)/Income                        (1,508)           2,783
                                            ---------        ---------

Other Income (Expense):
  Interest Income                                  59               50
  Interest Expense                               (467)            (387)
  Other - Net                                      31              (70)
                                            ---------        ---------

     Total Other Expense                         (377)            (407)
                                            ---------        ---------

(Loss)/Income Before Income Taxes              (1,885)           2,376

(Benefit)/Provision for Income Taxes             (236)             817
                                            ---------        ---------

Net (Loss)/Income                           $  (1,649)       $   1,559
                                            =========        =========

(Loss)/Earnings Per Common Share and
 Common Share Equivalents                   $   (0.21)       $    0.20
                                            =========        =========

Weighted Average Number of Common and
 Common Share Equivalents Outstanding       8,008,977        7,871,061





        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                           (Unaudited)        (Audited)
                                             12/31/96          6/30/96
                                           -----------        ---------
ASSETS

Current Assets:
  Cash                                       $ 5,849           $ 5,057
  Accounts Receivable, Net                     7,048            11,136
  Costs and Estimated Earnings in Excess
    of Billings on Uncompleted Contracts      39,037            35,251

  Inventories
     Raw Material                              7,058             8,027
     Work in Process                           4,435             3,069
     Finished Goods                            2,579             1,888

  Prepaid Expenses and Other                   2,453             2,190
                                             -------           -------

     Total Current Assets                     68,459            66,618

Property, Plant and Equipment - Net           26,921            26,686

Other Assets                                   1,852             2,093
                                             -------           -------

     Total Assets                            $97,232           $95,397
                                             =======           =======

















                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Thousands)

                                           (Unaudited)        (Audited)
                                            12/31/96           6/30/96
                                           -----------        ---------

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Current Portion of Long-Term Debt         $ 3,750           $ 4,272

   Accounts Payable                            9,026            10,967

   Accrued Compensation                        3,661             3,878

   Advances on Long-Term Contracts             5,064               856

   Accrued Profit Sharing                        354                --

   Other Accrued Expenses                      1,187             2,409
                                             -------           -------

       Total Current Liabilities              23,042            22,382
                                             -------           -------

Deferred Income Taxes                          1,434             1,434
                                             -------           -------

Long-Term Debt                                20,674            18,706
                                             -------           -------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.10 par; authorized
     20,000,000 shares at 12/31/96 and
     6/30/96; reserved for stock options
     and other obligations to issue stock,
     1,509,176 shares at 12/31/96 and
     1,190,499 shares at 6/30/96; issued
     and outstanding, 7,908,187 shares
     at 12/31/96 and 7,833,143 at 6/30/96        794               782

   Preferred stock, $.10 par; authorized
     1,000,000 shares at 12/31/96 and at
     6/30/96; issued and none outstanding
     at 12/31/96 and 6/30/96                      --                --

   Capital in Excess of Par                   23,320            22,831

   Cumulative Translation Adjustment             118               (22)

   Retained Earnings                          27,850            29,284
                                             -------           -------

Total Stockholders' Equity                    52,082            52,875
                                             -------           -------

Total Liabilities & Stockholders' Equity     $97,232           $95,397
                                             =======           =======



        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995
                                 (In Thousands)
                                   (Unaudited)
                                                 Six Months        Six Months
                                                   Ended             Ended
                                                  12/31/96          12/31/95
                                                 ----------        ----------
Cash Flows From Operating Activities:
   Net (Loss)/Income                               $(1,434)          $ 3,246
   Items Not Requiring Cash:
   Depreciation                                      2,250             1,819
   Provision for Doubtful Accounts                       2                65
Changes in Certain Assets and Liabilities:
   Accounts Receivable                               4,086            (6,821)
   Cost and Estimated Earnings in Excess
       of Billings on Uncompleted Contracts         (3,786)           10,173
   Inventories                                      (1,088)           (4,458)
   Prepaid Expenses and Other                         (263)               31
   Accounts Payable                                 (1,941)            3,778
   Advances on Long-Term Contracts                   4,208              (239)
   Accrued Expenses                                 (1,085)             (888)
                                                   -------           -------

Net Cash Provided By Operating Activities              949             6,706
                                                   -------           -------

Cash Flows From Investing Activities:
   Additions to Property, Plant and Equipment       (2,485)           (2,384)
   Other                                               381              (131)
                                                   -------           -------

Net Cash Used In Investing Activities               (2,104)           (2,515)
                                                   -------           -------

Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock, Options
     Exercised and Warrants, Including Related Tax
     Benefits                                          501               588
   Repayments under Term Loan                       (1,500)           (1,500)
   New Borrowings under Revolving Credit Facility,
     Net                                             2,946            (1,649)
                                                   -------           -------

Net Cash Provided By (Used In) Financing
   Activities                                        1,947            (2,561)
                                                   -------           -------

Net Increase in Cash                                   792             1,630

Cash at Beginning of the Period                      5,057             3,535
                                                   -------           -------

Cash at End of the Period                            5,849             5,165
                                                   =======           =======


                                                                   Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                     DECEMBER 31, 1996 AND 1995 (Continued)
                                 (In Thousands)
                                   (Unaudited)

                                                 Six Months        Six Months
                                                   Ended             Ended
                                                  12/31/96          12/31/95
                                                 ----------        ----------

Supplemental Disclosure of  Cash Flow Information:
 Cash Paid During the Year For:

   Interest                                         $883             $  870
   Income Taxes                                     $922             $2,216

































        See accompanying notes to the consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------


1. The accompanying financial statements are unaudited and have been prepared by ECC pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 1996 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management such consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim periods presented. The aforementioned consolidated financial statements have been prepared substantially in conformity with the accounting principles reflected in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

2. Earnings per share for the six and three-month periods ended December 31, 1996 and 1995 are based on net (loss)/income divided by the weighted average number of common shares and common share equivalents outstanding.

   Common stock equivalents (stock options, warrants and options under the Company's Employee Stock Purchase Plan) are excluded from the calculation of per share data when their dilutive effect is not material.

3. The Company did not comply with the minimum fixed charge coverage ratio at December 31, 1996 or September 30, 1996 or the Debt to Equity Ratio at December 31, 1996 under its Term Loan and Revolving Credit Agreement. Accordingly, the Company has received irrevocable waivers with respect to such covenants from its bank lender. The Company's term loan requires quarterly principal payments of $750,000 during fiscal year 1997.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


a)  Material Changes in Financial Condition
    ---------------------------------------

During the six-month period ended December 31, 1996, the Company's principal sources of cash were receipts on accounts receivable, borrowings under the revolving credit facility as well as advances on contracts in the UK division. The principal uses of these and existing funds were to make payments on the term loan and accounts payable and to finance the increase in inventories as well as acquisitions of property, plant and equipment.

Costs and estimated earnings in excess of billings on uncompleted contracts increased due to progress on several new contracts awarded in the Training division in late fiscal year 1996 or the first half of fiscal year 1997.

Work in process inventory increased primarily due to unabsorbed overhead. Overhead is absorbed on an annualized projected rate. Management expects that volume during the remaining fiscal 1997 quarters will support the currently budgeted overhead rate.

Finished goods inventory increased primarily due to the continued production of vending machines in anticipation of future sales orders.

The decrease in accounts payable was primarily the result of a substantial slow-down in material purchases as two of the Company's largest contracts will be completed or substantially completed during fiscal year 1997.

Advances on long-term contracts increased as a result of payments received in advance of work performed on contracts in the U.K. division.

Other accrued expenses decreased primarily as a result of federal income tax payments made during the first half of fiscal year 1997.

The Company did not comply with the minimum fixed coverage ratio at December 31, 1996 or September 30, 1996 or the debt to equity ratio at December 31, 1996 under its Term Loan and Revolving Credit Agreement. Accordingly, the Company has received irrevocable waivers with respect to such covenants from its bank lenders. The term loan requires quarterly principal payments of $750,000 during fiscal year 1997.

During fiscal year 1997, the Company anticipates spending approximately $3.5 million for new machinery and equipment, computers and to continue to refurbish the Orlando facility.

Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with proceeds from the revolving credit facility and its projected cash flow the Company will have sufficient resources to meet current and future operating commitments.

b) Material Changes in Results of Operations
   -----------------------------------------

   Net sales decreased for the six and three-month periods ended December 31, 1996 as compared to the same periods ended December 31, 1995. The decrease in net sales was primarily the result of low volume in the Company's vending subsidiary during the first and second quarters. The decrease was also the result of several training division contracts which have reduced activity as they are expected to be completed during fiscal year 1997 or the first quarter of fiscal year 1998. Sales volume in the U.K. division increased substantially over the corresponding periods in the prior fiscal year due to continued efforts on it's two major contracts.

   Gross margin as a percentage of sales decreased for the six and three-month periods ended December 31, 1996 versus the same periods ended December 31, 1995. The decrease in gross margin was primarily the result of low sales volume in the vending subsidiary which was not sufficient to cover overhead costs for the first and second quarters of fiscal year 1997. In addition, gross margin in the U.K. division decreased as a result of contract adjustments recorded during the second quarter of fiscal year 1997. These gross margin adjustments were taken due to a decrease in expected future sales volume which may result in higher overhead rates than previously anticipated. On January 15, 1997, the Company announced that it would recognize an approximate $1.2 million net loss in its U.K. subsidiary for the second quarter of fiscal year 1997 due to retroactive contract adjustments to reflect the new higher overhead rate. A decrease in sales volume is anticipated in the U.K. division over the next six quarters due to a projected decline in contract awards.

   The gross margin of the domestic training division is relatively consistent with the corresponding period in the prior fiscal year.

   Selling, general and administrative costs increased for the six and three-month periods ended December 31, 1996. The increase primarily reflects costs associated with resolutions proposed and approved by ECC's stockholders at the Company's Annual Meeting of Stockholders on December 3, 1996. These proposals require the engagement of an investment banking firm to assist the Company in seeking to obtain a purchaser on terms and conditions that the Board deems are in the best interests of the Company.

   Systems development increased for the six and three-month periods ended December 31, 1996. The increase reflects efforts in the domestic training division to develop and/or enhance technologies and processes in order to remain competitive in the industry.

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

   Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's future quarterly operating results may vary significantly, depending on factors such as the timing of contract awards or potentially lengthily sales cycles for the vending products. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

                           PART II. OTHER INFORMATION

                             ECC INTERNATIONAL CORP.


Item 1.    Legal Proceedings
           -----------------

           During fiscal year 1996, the Company submitted a claim for contract adjustment under the Economic Price Adjustment (EPA) provisions of a major contract seeking approximately $950,000. The value of the claim is included in costs and estimated earnings in excess of billings on uncompleted contracts.

           The Company has received a letter from the Department of The Air Force Contracting Officer stating that it intends to issue a unilateral modification to the contract in the amount of $190,000 for the EPA. On January 30, 1997, the Company filed a claim with The United States Court of Federal Claims totalling $1,114,000.

           In 1992, the Company began to manufacture and sell outside of Europe, under license from Deutsche Wurlitzer GmbH ("Wurlitzer"), a glass front frozen food product vending machine. In 1995, the Company began the design, manufacture and sale of its own frozen food product vending machine. Wurlitzer has indicated to the Company that it believes the Company is prohibited, based on the terms of the license agreement, from selling the Company-designed frozen food product vending machine in Europe and that such machine is subject to the royalty provisions of such license agreement. On February 21, 1996, the Company commenced an action against Wurlitzer in the Middle District of Florida (Civ. No. 96-192-CV-ORL-18). The complaint seeks a declaratory judgement that its frozen food product vending machine design, currently utilized by ECC Vending Corp., does not infringe certain rights held by Wurlitzer and is not covered by any license or non-disclosure agreements between the Company and Wurlitzer. The case has recently been transferred to the United States District Court for the Southern District of New York.

           On October 9, 1996, Wurlitzer answered the complaint and counterclaimed that the Company: (1) misappropriated and converted Wurlitzer's trade secrets; (2) was in breach of the license agreement with Wurlitzer; (3) was in breach of a nondisclosure agreement with Wurlitzer; (4) had breached an implied covenant of good faith and fair dealing; (5) had breached fiduciary duties allegedly owed to Wurlitzer; and (6) was liable for unjust enrichment and was a constructive trustee. Discovery has commenced and a trial date is set for January 1998. The Company believes that it has valid defenses to any claims that Wurlitzer may have and that its design does not infringe on any patents or rights of Wurlitzer and is not covered by any agreements with Wurlitzer. In the event that Wurlitzer is successful in its counterclaim, the Company does not believe it would have a material adverse effect on the financial condition or results of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           At the Company's Annual Meeting of Stockholders held on December 3,
           1996, the following proposals were adopted by the vote specified below:

                                                                        Broker
           Proposal                    For         Against     Abstain  NonVotes

           1)  To elect the Board
               of Directors

               Julian Demora           5,413,365   1,495,918        -   217,418
               Ajit W. Hirani          5,414,944   1,494,339        -   217,418
               Martin S. Kaplan        5,394,940   1,514,343        -   217,418
               Herbert Krasnow         5,412,940   1,496,343        -   217,418
               Jesse Krasnow           5,414,815   1,494,468        -   217,418
               Thomas E. McGrath       5,414,548   1,494,735        -   217,418
               Merrill A. McPeak       5,415,140   1,494,143        -   217,418
               George W. Murphy        5,414,640   1,494,643        -   217,418

           2)  Ratification of
               Coopers & Lybrand
               as auditors             6,801,608      67,165   40,510   217,418

           3) Approval of the proposal to amend the By-Laws of the Company, to take effect July 1, 1997, providing that a special meeting of stockholders shall be called by the President or Secretary of the Company upon written application from the holders of not less than 30% of the Company's outstanding capital stock entitled to vote at the special meeting.

                                       2,828,450   2,255,847   51,454 1,990,950

           4)  Approval of stockholder proposal to request the engagement of an investment banking firm.
                                       3,588,568   1,920,668   46,003 1,571,426

           5) Approval of stockholder proposal to amend the By-laws of the Company to provide that a special meeting of stockholders shall be called upon written notice from holders of not less than ten percent of the Company's outstanding voting stock.

                                       3,185,583   2,318,369   50,487 1,572,262

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a. Exhibits
           --------

           Exhibit 3.2 - Amended and Restated By-laws of ECC International Corp.

           Exhibit 11 - Schedule of Computation of Earnings Per Share

           Exhibit 27 - Financial Data Schedule

        b. Reports on Form 8-K
           -------------------

           The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              ECC INTERNATIONAL CORP.


Date         February 12, 1997                /s/ George W. Murphy
             ------------------------         --------------------------------
                                              George W. Murphy, President





Date         February 12, 1997                /s/ Relland Winand
             ------------------------         --------------------------------
                                              Relland Winand
                                              Vice President, Finance