Form 10-Q
period 1997-03-31
ECC INTERNATIONAL CORP
filed 1997-05-14
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -----------------------     ---------------------


Commission File Number:              1-8988
                       ---------------------------------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [X] Yes [ ] No

     As of March 31, 1997, there were 7,973,384 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                                 Nine Months       Nine Months
                                                     Ended            Ended

                                                    3/31/97          3/31/96
                                                  ----------       ----------

Net Sales                                          $  63,796        $  85,976

Cost of Sales                                         55,603           69,724
                                                  ----------       ----------

Gross Profit                                           8,193           16,252
                                                  ----------       ----------

Expenses:
   Selling, General & Administrative                  10,710           10,588
   Systems Development                                   656              251
                                                  ----------       ----------

       Total Expenses                                 11,366           10,839
                                                  ----------       ----------

Operating (Loss)/Income                               (3,173)           5,413
                                                  ----------       ----------

Other Income (Expense):
   Interest Income                                       407              190
   Interest Expense                                   (1,371)          (1,188)
   Other - Net                                           (73)             (74)
                                                  ----------       ----------

       Total Other Expense                            (1,037)          (1,072)
                                                  ----------       ----------

(Loss)/Income Before Income Taxes                     (4,210)           4,341

(Benefit)/Provision for Income Taxes                    (824)           1,493
                                                  ----------       ----------

Net (Loss)/Income                                 $   (3,386)      $    2,848
                                                  ==========       ==========

(Loss)/Earnings Per Common Share and
 Common Share Equivalents                         $    (0.42)      $     0.36
                                                  ==========       ==========

Weighted Average Number of Common and
 Common Share Equivalents Outstanding              8,021,577        7,908,764


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                        Three Months    Three Months
                                            Ended          Ended

                                           3/31/97        3/31/96
                                         ----------      ----------

Net Sales                                $   15,757      $   27,305

Cost of Sales                                14,780          23,817
                                         ----------      ----------

Gross Profit                                    977           3,488
                                         ----------      ----------

Expenses:
   Selling, General & Administrative          3,251           3,825
   Systems Development                          241              67
                                         ----------      ----------

       Total Expenses                         3,492           3,892
                                         ----------      ----------

Operating Loss                               (2,515)           (404)
                                         ----------      ----------

Other Income (Expense):
   Interest Income                              299              77
   Interest Expense                            (471)           (337)
   Other - Net                                  (82)             56
                                         ----------      ----------

       Total Other Expense                     (254)           (204)
                                         ----------      ----------

Loss Before Income Taxes                     (2,769)           (608)

Benefit for Income Taxes                       (817)           (210)
                                         ----------      ----------

Net Loss                                 $   (1,952)     $     (398)
                                         ==========      ==========

Loss Per Common Share and
 Common Share Equivalents                $    (0.24)     $    (0.05)
                                         ==========      ==========

Weighted Average Number of Common and
 Common Share Equivalents Outstanding     8,033,389       7,777,082

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                          (Unaudited)     (Audited)
                                            3/31/97        6/30/96
                                            -------        -------

ASSETS

Current Assets:
   Cash                                     $ 3,232        $ 5,057
   Accounts Receivable, Net                   8,601         11,136
   Costs and Estimated Earnings in Excess
    of Billings on Uncompleted Contracts     28,391         35,251

   Inventories
       Raw Material                           6,781          8,027
       Work in Process                        4,704          3,069
       Finished Goods                         2,564          1,888

   Prepaid Expenses and Other                 2,259          2,190
                                            -------        -------

       Total Current Assets                  56,532         66,618

Property, Plant and Equipment - Net          26,277         26,686

Other Assets                                  2,006          2,093
                                            -------        -------

       Total Assets                         $84,815        $95,397
                                            =======        =======


                                                                   Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Thousands)

                                              (Unaudited)       (Audited)
                                                3/31/97          6/30/96
                                                -------         -------

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Current Portion of Long-Term Debt          $ 3,000         $ 4,272
     Accounts Payable                             5,185          10,967
     Accrued Compensation                         2,736           3,878
     Advances on Long-Term Contracts              2,579             856
     Accrued Profit Sharing                         137              --
     Other Accrued Expenses                         636           2,409
                                                -------         -------

          Total Current Liabilities              14,273          22,382
                                                -------         -------

Deferred Income Taxes                             1,434           1,434
                                                -------         -------

Long-Term Debt                                   18,932          18,706
                                                -------         -------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, $.10 par; authorized
      20,000,000 shares at 3/31/97 and
      6/30/96; reserved for stock options
      and other obligations to issue stock,
      1,475,589 shares at 3/31/97 and
      1,190,499 shares at 6/30/96; issued
      and outstanding 7,973,384  shares
      at 3/31/97 and 7,833,143 at 6/30/96          797             782
     Preferred stock, $.10 par; authorized
      1,000,000 shares at 3/31/97 and at
      6/30/96; none issued and outstanding
      at 3/31/97 and 6/30/96                        --              --
     Capital in Excess of Par                    23,391          22,831
     Cumulative Translation Adjustment               90             (22)
     Retained Earnings                           25,898          29,284
                                                -------         -------

Total Stockholders' Equity                       50,176          52,875
                                                -------         -------

Total Liabilities & Stockholders' Equity        $84,815         $95,397
                                                =======         =======

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                             MARCH 31, 1997 AND 1996
                                 (In Thousands)
                                   (Unaudited)

                                                               Nine Months    Nine Months
                                                                  Ended          Ended
                                                                 3/31/97        3/31/96
                                                                 -------        -------

Cash Flows From Operating Activities:
     Net (Loss)/Income                                           $(3,386)       $ 2,848
     Items Not Requiring Cash:
     Depreciation                                                  2,904          2,795
     Provision for Doubtful Accounts                                   2             63
Changes in Certain Assets and Liabilities:
     Accounts Receivable                                           2,533         (1,776)
     Cost and Estimated Earnings in Excess
          of Billings on Uncompleted Contracts                     6,860          9,272
     Inventories                                                  (1,065)        (5,293)
     Prepaid Expenses and Other                                      (69)           170
     Accounts Payable                                             (5,782)         1,846
     Advances on Long-Term Contracts                               1,723          1,423
     Accrued Expenses                                             (2,778)        (2,528)
                                                                 -------        -------

Net Cash Provided By Operating Activities                            942          8,820
                                                                 -------        -------

Cash Flows From Investing Activities:
     Additions to Property, Plant and Equipment                   (2,495)        (4,000)
     Other                                                           199           (290)
                                                                 -------        -------

Net Cash Used In Investing Activities                             (2,296)        (4,290)
                                                                 -------        -------

Cash Flows From Financing Activities:
     Proceeds From Issuance of Common Stock, Options
       Exercised and Warrants, Including Related Tax Benefit         575            788
     Repayments under Term Loan                                   (2,250)        (2,250)
     New Borrowings under Revolving Credit Facility, Net           1,204         (3,231)
                                                                 -------        -------

Net Cash Used In Financing Activities                               (471)        (4,693)
                                                                 -------        -------

Net Decrease in Cash                                              (1,825)          (163)

Cash at Beginning of the Period                                    5,057          3,535
                                                                 -------        -------

Cash at End of the Period                                          3,232          3,372
                                                                 =======        =======


                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                       MARCH 31, 1997 AND 1996 (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                                               Nine Months    Nine Months
                                                                  Ended          Ended
                                                                 3/31/97        3/31/96
                                                                 -------        -------

Supplemental Disclosure of  Cash Flow Information:
 Cash Paid During the Year For:

     Interest                                                    $1,422        $ 1,287
     Income Taxes                                                $  922        $ 2,766



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

2. Earnings per share for the three and nine month periods ended March 31, 1997 and 1996 are based on net income divided by the weighted average number of common share and common share equivalents outstanding.

     Common stock equivalents (stock options, warrants and options under the Company's Employee Stock Purchase Plan) are excluded from the calculation of per share data when their dilutive effect is not material.

3. The Company did not comply with the minimum fixed charge coverage ratio for the first three quarters of fiscal year 1997 or the Debt to Equity Ratio at December 31, 1996 under its Term Loan and Revolving Credit Agreement. Accordingly, the Company has received irrevocable waivers with respect to such covenants from its bank lender. The Company's term loan requires quarterly principal payments of $750,000 during fiscal year 1997.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

This Quarterly Report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors that May Affect Future Results."


a)   Material Changes in Financial Condition
     ---------------------------------------

     During the nine-month period ended March 31, 1997, the Company's principal sources of cash were receipts on accounts receivable, borrowings under the revolving credit facility as well as advances on contracts in the U.K. division. The principal uses of these and existing funds were to make payments on the term loan and accounts payable and to finance the increase in inventories as well as acquisitions of property, plant and equipment.

     Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts decreased due to the completion or near completion of several contracts.

     Raw material inventory decreased primarily due to the allocation of common parts to contracts in progress.

     Work in process inventory increased primarily due to unabsorbed overhead. Overhead is absorbed on an annualized projected rate. Management expects that volume during the fourth quarter will support the currently budgeted overhead rate.

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

     Other accrued expenses decreased primarily as a result of federal income tax payments made during the first half of fiscal year 1997 in addition to payments relating to marketing representative agreements.

     The Company did not comply with the minimum fixed coverage ratio for the first three quarters of fiscal year 1997 or the debt to equity ratio at December 31, 1996 under its Term Loan and Revolving Credit Agreement. Accordingly, the Company has received irrevocable waivers from its bank lenders with respect to such covenants for such periods. The term loan requires quarterly principal payments of $750,000 during fiscal year 1997.

     During the remainder of fiscal year 1997, the Company anticipates spending approximately $1.0 million for new machinery and equipment and computers and to continue to refurbish the Orlando facility.

     Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that with proceeds from the revolving credit facility and its projected cash flow the Company will have sufficient resources to meet current and future operating commitments.


b)   Material Changes in Results of Operations
     -----------------------------------------

     Net sales decreased for the nine and three-month periods ended March 31, 1997 as compared to the same periods ended March 31, 1996. The decrease in net sales is primarily the result of several training division contracts with reduced activity as they are complete or expected to be completed during fiscal year 1997 or the first quarter of fiscal year 1998. In addition, the vending subsidiary has experienced considerably lower sales volumes during the first three quarters of fiscal year 1997 in comparison to the corresponding period in the prior fiscal year. Sales volume in the U.K. subsidiary increased substantially over the corresponding periods in the prior fiscal year due to continued efforts on it's two major contracts.

     Gross margin as a percentage of sales decreased for the nine and three-month periods ended March 31, 1997 versus the same periods ended March 31, 1996. The decrease in gross margin was primarily the result of low sales volume in the vending subsidiary which was not sufficient to cover overhead costs for the first three quarters of fiscal year 1997. In addition, gross margin in the U.K. subsidiary decreased as a result of contract adjustments recorded during the second quarter of fiscal year 1997. These gross margin adjustments were taken due to a decrease in expected future sales volume which may result in higher overhead rates than previously anticipated. A decrease in sales volume is anticipated in the U.K. subsidiary over the next four quarters due to a projected decline in contracts awarded.

     The training division also experienced a decrease in gross margin versus the corresponding periods one year ago. The decrease in the training division is largely the result of lower than anticipated sales volume due to the completion or near completion of numerous contracts which have not yet been replaced by new business. While cost reduction initiatives are underway, overhead and S,G&A levels have not decreased proportionate to the decrease in sales volume. Since fiscal year end 1996, management has effected a 30% reduction in work force consistent with the reduction in contract volume. However, costs associated with the reduction in work force, including severance benefits and out-placement services, were incurred during the second and third quarters of fiscal year 1997, thereby minimizing the immediate impact of the reduction in work force on gross margin.

     Selling, general and administrative expenses decreased for the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996. The decrease is primarily the result of the renegotiation of a marketing consulting agreement as well as the reduction in certain salary and salary related expenditures. These reductions were significantly offset by costs associated with the resolutions proposed and approved by ECC's stockholders at the Company's Annual Meeting of Stockholders on December 3, 1996. These proposals require the engagement of an investment banking firm to assist the Company in seeking to obtain a purchaser on terms and conditions that the Board deems are in the best interests of the Company. Selling, general and administrative expenses increased for the nine month period ended March 31, 1997 compared to the comparable period one year ago as a result of the costs associated with the resolutions proposed and approved by ECC stockholders.

     Systems development increased for the nine and three-month periods ended March 31, 1997 compared to the same period ended March 31, 1996. The increase reflects efforts in the domestic training division to develop and/or enhance technologies and processes in order to remain competitive in the industry.

     Interest income increased for the quarter and nine month period ended March 31, 1997 versus the quarter and nine month period in the previous fiscal year. This is the result of interest due the Company based on the IRS look-back method of accounting for long-term contracts.

     Interest expense increased for the quarter and nine month period ended March 31, 1997 versus the quarter and nine month period in the previous fiscal year. The increase in interest expense is the result of higher borrowings under the Company's revolving credit agreement during the quarter and nine month period ended March 31, 1997.

     Other expense increased for the quarter and nine month period ended March 31, 1997 versus the quarter and nine month period in the previous fiscal year due to the write-down and/or disposition of certain fixed assets.


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

     Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's future quarterly operating results may vary significantly, depending on factors such as the timing of contract awards or potentially lengthy sales cycles for the vending products. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

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

          a.   Exhibits
               --------

               Exhibit 11 - Schedule of Computation of Earnings Per Share

               Exhibit 27 - Financial Data Schedule

          b.   Reports on Form 8-K
               -------------------

               On April 2, 1997, the Company filed a Current Report on Form 8-K, dated March 25, 1997, to report an amendment to the Rights Agreement dated as of August 27, 1996 between the Company and Mellon Bank, N.A.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ECC INTERNATIONAL CORP.


Date        May 14, 1997                    /s/ George W. Murphy
         -------------------                ------------------------------------
                                            George W. Murphy, President





Date        May 14, 1997                    /s/ Relland Winand
         -------------------                ------------------------------------
                                            Relland Winand
                                            Vice President, Finance
                                            (Principal Financial and
                                            Accounting Officer)