Form 10-K
period 1997-06-30
ECC INTERNATIONAL CORP
filed 1997-10-14
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number                            1-8988

                             ECC INTERNATIONAL CORP.

             (Exact name of registrant as specified in its charter)

                            Delaware                                             23-1714658

(State of other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification Number)

    175 Strafford Avenue, Suite 116, Wayne, Pennsylvania                         19087-3377

               (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code         (610) 687-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

      None                                                 None



           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $0.10 Per Share

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 15, 1997, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $20,876,144. (This figure was computed on the basis of the closing price for the Registrant's Common Stock on September 15, 1997 using the number of shares held on September 15, 1997 by stockholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding Common Stock. The characterization of such officers, directors and 10% stockholders as affiliates is for purposes of the computation only and should not be construed as an admission for any purpose whatsoever that any of such persons are, in fact, affiliates of the Registrant.)

As of September 15, 1997 there were 8,154,307 shares of the Registrant's Common Stock, $0.10 par value per share, issued and outstanding.

Information with respect to directors in Item 10 and the information required by Items 11-13 is incorporated by reference to the definitive proxy statement of the Registrant filed with the Commission in connection with its Annual Meeting of Shareholders scheduled for the week of December 4, 1997.

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

            In fiscal year 1992, the Company began to manufacture, under license from Deutsche Wurlitzer GmbH, a glass front frozen food product vending machine. In the fiscal year ended June 30, 1995, the Company began the design, manufacture and sale of its own frozen food/refrigerated vending machine.

            In fiscal year 1993, the Company developed a glass front 54 selection bottle vending machine and entered into a contract with Snapple Beverage Corporation with an exclusivity period through March 31, 1995. Since April 1, 1995, the Company has been marketing this machine to other beverage companies and vending operations through its vending distribution network.

            On July 1, 1996, the Company's vending operations were placed into ECC Vending Corp., a wholly owned subsidiary. On September 25, 1997, the Company announced a tentative understanding with Maytag Corporation whereby Maytag would acquire the technology, fixed assets, inventory and trade receivables of ECC Vending Corp. The understanding is subject to final negotiations and a definitive agreement between the parties. The sale of the vending operation is accounted for as a discontinued operation, and accordingly, the vending operations are segregated in the accompanying Selected Financial Data and Consolidated Financial Statements of Operations. See Note 13 to the Consolidated Financial Statements for information concerning Discontinued Operations.

      (2) Not applicable.

   (b) Financial Information about Industry Segments.

      With the anticipated sale of the vending operations, the Company now operates in one segment-training. This segment includes, design and manufacture of training simulators and development of training programs and curricula. See Note 10 to the Consolidated Financial Statements for information concerning sales by geographic area and major customers.

   (c) Narrative Description of Business.

      (1)   (i)   Principal Products, Services and Revenue Sources.

                  See the information set forth above in Item 1(a) and (b) and following in Item (c)(1)(iv).

            (ii)  New Products.

                  Vending Machines - See the information set forth above in Item 1(a) and (b) and following in Item (c)(1)(iv).

            (iii) Raw Materials.

                  The components used in training systems, as well as the parts used to manufacture the computers and devices used in the Company's systems, are purchased from original equipment manufacturers, electronics supply firms and others. The Company has no reason to believe that it cannot continue to obtain such components, or suitable substitutes, as it may require.

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

            (vii) Dependence on Customer.

                  A substantial portion of the Company's training business is government-related and channeled to the Company through the Department of Defense. For the fiscal year ended June 30, 1997, 19% of sales were made directly to the Department of Defense, while an additional 55% of sales were made to various other contractors for ultimate use by the Department of Defense. Within the Department of Defense, there are various agencies which are "customers" of the Company, with the largest being the U.S. Navy. (Also see Note 10 to the Consolidated Financial Statements.)

            (viii) Backlog.

                  At June 30, 1997, the Company's backlog (which represents that portion of outstanding contracts not yet included in revenue) was approximately $53,100,000, as compared to approximately $94,300,000. It is anticipated that over 80% of the backlog, exclusive of contract options at June 30, 1997, will be delivered during the fiscal year ending June 30, 1998. The above amounts do not include a $42.5 million subcontract awarded from the joint venture of Lockheed Martin and Raytheon TI Systems during the first quarter of fiscal year 1998.

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

                  In recent years, the Company entered the vending machine manufacturing business in two distinct areas. The first is the frozen food vending area, where the company introduced its frozen food machine, built under license from Deutsche Wurlitzer, approximately five years ago and in fiscal year 1995 ECC introduced its own design frozen vending machine. The second is the beverage vending area where the company introduced its large glass front vending machine which displays and vends up to fifty-four (54) different selections of glass bottles. Although there are a number of major manufacturers in the vending business, the Company did not have any major competition for its machines. (Also see Note 13 to the Consolidated Financial Statements.)

            (xi)  Systems Development.

                  During the fiscal years ended June 30, 1997, 1996, and 1995, approximately $1,126,000, $289,000 and $441,000, respectively, were spent on Company-sponsored research activities, including manufacturing, engineering and software development relating to the development of new products and product enhancements. There have been no customer-sponsored research activities within the last three years. During the fiscal year ended June 30, 1997, the Company employed the equivalent of 20 full-time professional employees whose prime responsibility is in research and development activities. In addition to this full-time research and development staff, from time to time the Company utilizes the specialized skills of many of its other employees and contract personnel on a limited engagement basis.

            (xii) Environment.

                  The Company has nothing to report under this caption.

            (xiii) Number of Persons Employed.

                  As of June 30, 1997, the Company employed approximately 789 persons.

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

Item 2. Properties.

      The Company owns its simulation development and manufacturing facilities which are situated on 27 acres in Orlando, Florida. The main plant facility totals 398,086 square feet. Ancillary buildings on the property total 85,460 square feet. In March 1995, the entire vending operation was moved to a 72,500 square foot leased facility approximately five miles from the main plant. Management intends to sub-lease the vending subsidiary's leased facility upon the sale of the vending operation as discussed in Note 13 to the Consolidated Financial Statements.

      In addition, the Company leases approximately 10,000 square feet of office space in Wayne, Pennsylvania under a lease that expired on March 31, 1996 with three one-year options the first two of which have been exercised. The Corporate Headquarters, the Company's Marketing Staff and the Instructional Systems Design Group are resident at this location.

      The Company's wholly owned subsidiary, ECC Simulation Limited has three separate leased facilities. The first lease, expiring in 2015, is for a 25,000 square foot facility in Shoreham-by-Sea, West Sussex, England. The second lease, expiring in July 2003, with a lease break option in 1998, is for 9,000 square feet of space in a facility near the Shoreham location. Management intends to exercise the lease break option for the 9,000 square foot facility in 1998. (See
Note 11 to the Consolidated Financial Statements.) In December 1995, the U.K. operation signed a new lease expiring in June 2016, with a lease break option in 2002. This leased property is for 50,000 square feet in Brighton, East Sussex, England.

Item 3. Legal Proceedings.

      On April 29, 1997, the Company filed a notice of arbitration against Teliti Computers Sdn Bhd in the Regional Centre for Arbitration in Kuala Lumpur, Malaysia. The Company is seeking at least $1.3 million for breach of contract. Among other things, the Company claims that Teliti failed to furnish a letter of credit to secure its payment obligations to ECC and failed to provide three of its personnel to be trained by ECC for a full twelve months as specified in a contract between the two parties. In addition, Teliti demanded that the training materials under contract be tested and delivered to Malaysia instead of at ECC's facility in the United States as specified in the contract. The value of the claim is included as a component of contract value for purposes of revenue recognition. (See Note 3 to the Consolidated Financial Statements.)

      During fiscal year 1996, the Company submitted a claim for contract adjustment under the Economic Price Adjustment (EPA) provisions of a major contract seeking approximately $950,000. The value of the claim is included as a component of contract value for purposes of revenue recognition. (See Notes 3 and 11 to the Consolidated Financial Statements.)

      In the prior fiscal year, the Company also submitted a claim for the effects of a Stop Work Order issued on one of its contracts in the amount of $191,000, of which $150,000 was deferred in inventory as of June 30, 1997. The claim represents the cost of idle time resulting from the Stop Work Order as well as the effect of the release of the Stop Work Order.

      In 1992, the Company began to manufacture and sell outside of Europe, under license from Deutsche Wurlitzer GmbH ("Wurlitzer"), a glass front frozen food product vending machine. In 1995, the Company began the design, manufacture and sale of its own frozen food product vending machine. Wurlitzer has indicated to the Company that it believes the Company is prohibited, based on the terms of the license agreement, from selling the Company-designed frozen food product vending machine in Europe and that such machine is subject to the royalty provisions of such license agreement. On February 21, 1996, the Company commenced an action in the United States District Court for the Middle District of Florida seeking declaratory judgment that its frozen food product vending machine design, currently utilized by ECC Vending Corp., does not infringe certain rights held by Wurlitzer and is not covered by any license or non-disclosure agreements between the Company and Wurlitzer. The case has been transferred to the United States District Court for the Southern District of New York. Wurlitzer answered the complaint, filed a counterclaim on October 9, 1996 with respect to both the Company's frozen food and bottle vendors; misappropriation and conversion of trade secrets; breach of license agreement; breach of non-disclosure agreement; breach of implied covenant of good faith and fair dealing; breach of fiduciary duty; and unjust enrichment and constructive trust. The Company believes that it has valid defenses to any claims that Wurlitzer may have and that its design does not infringe on any patents or rights of Wurlitzer and is not covered by any agreements with Wurlitzer. In the event that Wurlitzer is successful in its counterclaim, the Company does not believe it would have a material adverse effect on the financial condition or results of the Company.

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

       Name               Age       Position with the Registrant                  Officer Since
       ----               ---       ----------------------------                  -------------
George W. Murphy          61        President, Chief Executive                    1970
                                    Officer and Director

James B. Conyers, Jr.*    54        Vice President, Staff Operations              1987

Patrick M. Donohue        61        Vice President, Marketing                     1986

James M. Ferguson         61        Vice President, New Business Development,     1980
                                    ECC Vending Corp.

Ajit W. Hirani            50        Vice President, General Manager Orlando       1986
                                    Training Simulation Division and Director

Ali Kalwar*               47        Vice President, Program Management            1996

Jerome Pogorzelski*       56        Vice President, Manufacturing,                1991
                                    Training Systems Division

Jerry Robbins             47        Vice President, Manufacturing,                1987
                                    ECC Vending Corp.

Nicholas A. Siecko        59        Vice President, Instructional                 1969
                                    Systems Development

Relland Winand            42        Vice President, Finance and                   1996
                                    Chief Financial Officer
                                    and Secretary/Treasurer

Robert Wollam*            47        Vice President, Engineering                   1996



----------------
* Key management employees who are not "officers" for purposes of Section 16 of the Securities Exchange Act of 1934 and the rules and regulations thereunder.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

   (a) Market Information.

      The Common Stock of the Company is listed on the New York Stock Exchange (symbol ECC). The price range of the Common Stock during the last two fiscal years was as follows:

      Quarter Ended                        High        Low
      -------------                        ----        ---
      June 30, 1997                       $ 5.63      $ 5.25
      March 31, 1997                        6.25        5.75
      December 31, 1996                     8.25        8.00
      September 30, 1996                    7.63        7.25
      June 30, 1996                         9.25        9.13
      March 31, 1996                       10.63       10.38
      December 31, 1995                    11.00       10.00
      September 30, 1995                   12.38       12.00

      Common Stock prices shown above are the last sales prices on the New York Stock Exchange.

   (b) Holders.

      As of September 15, 1997 the Company had approximately 1,091 stockholders of record of its Common Stock based on the transfer agent's listings. The Company believes its shares are beneficially held by several thousand additional stockholders based on broker dealer demand for proxy materials in 1996.

   (c) Dividends.

      Under the Company's current credit agreement (described in Note 6 to the Consolidated Financial Statements) the Company is permitted to pay cash dividends subject to certain financial covenants of the agreement. There were no dividends declared or paid in fiscal year 1997.

Item 6. Selected Financial Data.
        (In Thousands, Except Per Share Data)

                           Fiscal Years Ended June 30

Operating Data,
---------------
  Continuing Operations:                       1997          1996          1995         1994          1993
  ----------------------                    ---------     ---------     ---------    ---------     ---------
Net Sales ..............................    $  72,550     $ 101,713     $  83,534    $  61,069     $  53,798
Operating (Loss)/Income ................    $  (3,510)    $   7,929     $  11,592    $   9,671     $   2,273
Net (Loss)/Income ......................    $  (4,584)    $   4,232     $   7,236    $   5,253     $    (410)

Per Share Data, Continuing Operations:
Weighted Average Number
 of Common Shares Outstanding ..........        7,997         7,889         7,894        6,891         6,136

 (Loss)/Earnings Per Common Share ......    $   (0.57)    $    0.53     $    0.92    $    0.76     $   (0.07)
                                            =========     =========     =========    =========     =========

Operating Data,
---------------
  Discontinued Operations:                     1997          1996          1995         1994          1993
  ------------------------                  ---------     ---------     ---------    ---------     ---------
Net Sales ..............................    $  10,540     $  15,443     $  24,073    $   2,232     $     637
Operating (Loss)/Income ................    $  (5,830)    $  (1,922)    $     142    $  (1,913)    $    (975)
Net (Loss)/Income ......................    $  (3,951)    $  (1,354)    $      82    $  (1,324)    $    (633)

Per Share Data, Discontinued Operations:
Weighted Average Number
 of Common Shares Outstanding ..........        7,997         7,889         7,894        6,891         6,136

(Loss)/Earnings Per Common Share .......    $   (0.50)    $   (0.17)    $    0.01    $   (0.19)    $   (0.10)
                                            =========     =========     =========    =========     =========

Per Share Data, Total Operations:
Weighted Average Number
 of Common Shares Outstanding ..........        7,997         7,889         7,894        6,891         6,136

 (Loss)/Earnings Per Common Share ......    $   (1.07)    $    0.36     $    0.93    $    0.57     $   (0.17)
                                            =========     =========     =========    =========     =========

                                  As At June 30

Balance Sheet Data:       1997       1996       1995       1994       1993
-------------------     -------    -------    -------    -------    -------
Total Assets .......    $82,034    $95,397    $89,739    $65,180    $58,433
Working Capital ....    $35,357    $44,236    $40,983    $28,154    $13,871
Long-Term Debt .....    $16,640    $18,706    $16,250    $16,818    $13,068
Stockholders' Equity    $45,546    $52,875    $49,039    $34,603    $26,225

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

(a) (1) and (2) Liquidity and Capital Resources.

      During fiscal years 1997 and 1996, the Company's principal sources of cash were receipts on accounts receivable, advances on contracts in the U.K. subsidiary and proceeds from the issuance of common stock, or exercise of stock options. The principal uses of these funds were to make payments on the term loan and accounts payable and to finance acquisitions of property, plant and equipment. During fiscal year 1996, borrowings under the revolving credit facility were also a principal source of cash.

      Accounts receivable and costs and estimated earnings in excess of billings on completed contracts decreased at June 30, 1997 due to the completion or near completion of several contracts in the domestic training division. Accounts receivable increased at June 30, 1996 primarily due to billing on the Company's large cost plus contract for which payment was received in July 1996. Costs and estimated earnings decreased during fiscal year 1996 due to significant billings on several of the Company's contracts which were completed or substantially completed in fiscal year 1996.

      Raw material inventory decreased during fiscal year 1997 primarily due to the allocation of common parts to contracts in progress. Raw material inventory increased during fiscal year 1996 primarily due to the production of vending machines for stock in anticipation of future sales orders.

      Work in process inventory decreased during fiscal year 1997 primarily as a result of the award of certain contracts for which pre contract costs were included in work in process at June 30, 1996. Work in process inventory increased during fiscal year 1996, primarily due to the production of common parts which are used for various contracts.

      Finished Goods inventory increased during fiscal year 1997 primarily due to the continued production of vending machines in anticipation of future sales orders as well as the production of assemblies and subassemblies in the training division.

      Prepaid expenses and other increased in fiscal year 1997 primarily due to the deferred tax assets resulting from accruals not yet deductible for tax purposes relating to the loss on disposal of discontinued operations including the phase-out period. In addition, a federal tax refund receivable was recorded for federal net operating losses realized in fiscal year 1997. (See the components of the deferred tax asset in Note 7 to the Consolidated Financial Statements.)

      The decrease in accounts payable at June 30, 1997 was primarily the result of a substantial slow-down in material purchases as two of the Company's largest contracts were completed or were near completion. The increase in accounts payable at June 30, 1996 was primarily the result of material purchases in the vending operation as well as raw material purchase requirements under one of the Company's major contracts.

      Advances on long-term contracts increased at June 30, 1997 primarily as a result of payments received in advance of work performed on contracts in the U.K. subsidiary.

      The increase in capital in excess of par at June 30, 1997 and 1996 was primarily the result of the purchase of stock under employee stock purchase plans, the exercise of stock options, as well as the tax benefit received from the exercise of employee stock options under one of the Company's stock option plans.

      The Company did not comply with the minimum fixed coverage ratio at June 30, 1997 under its Term Loan and Revolving Credit Agreement. Accordingly, the Company has received irrevocable waivers from its bank lenders with respect to this covenant. The term loan requires two final payments of $1,125,000 each, on July 1, 1997 and September 19, 1997. Each payment was made on the respective due date.

      The Company anticipates spending approximately $2.9 million for new machinery and equipment and to continue to refurbish the Orlando facility during fiscal year 1998.

      Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with the funds available under its loan facility and its projected cash flow the Company will have sufficient resources to meet current and future operating commitments.

(3)     Results of Operations.
        1997 Compared with 1996.

        As a result of the decision by the Company to sell its vending operation, it has reflected the vending operation as a discontinued operation in the accompanying Consolidated Statements of Operations. Prior years have been reclassified to conform to the current years' presentation. (See Note 13 to the Consolidated Financial Statements.)

      Continuing Operations

      Net Sales decreased 29% for fiscal year 1997 as compared to fiscal year 1996. The decrease in net sales is primarily the result of several domestic training division contracts with reduced activity as they are complete or expected to be completed during the first quarter of fiscal year 1998. Sales volume in the UK subsidiary increased modestly over the preceding year due to continued efforts on its two largest contracts.

      Gross margin decreased as a percentage of sales in fiscal year 1997 as compared to fiscal year 1996. This decrease was due to gross margin adjustments on certain contracts in the U.K. subsidiary, a reduction in sales volume in the domestic training division as well as the continued change in contract mix in the domestic training division.

      Gross margin in the U.K. subsidiary decreased as a result of contract adjustments recorded during fiscal year 1997. Gross margin adjustments were taken on its two large contracts due to protracted or delayed hardware/software testing, re-work required on trainers and late delivery penalties imposed due to contract delays. In addition, gross margin adjustments were taken due to a decrease in expected future sales volume which may result in higher overhead rates than previously anticipated. (Also See Note 11 to the Consolidated Financial Statements.)

      Domestic training also experienced a decrease in gross margin compared to the prior fiscal year. While the Company has experienced an increase in volume on its large domestic cost plus type contracts, these contracts generally yield lower gross margins than the fixed price type. In addition, actual sales volume in fiscal 1997 was lower than expected due to the completion or near completion of numerous contracts which were not replaced by new business. While cost reduction initiatives are underway, overhead and S,G&A levels have not decreased proportionate to the decrease in sales volume. Since fiscal year 1996 management has effected a 38% reduction in work force consistent with the reduction in contract volume. However, costs associated with the reduction in work force (including subcontracted labor), including severance benefits and out placement services, were incurred thereby minimizing the impact of the reduction in work force on gross margin. All of these costs were paid during fiscal year 1997.

      System development expense increased in fiscal year 1997 as a result of efforts in the domestic training division to develop and/or enhance technologies and processes in order to remain competitive in the industry. These efforts are expected to continue through fiscal year 1998.

      Interest income increased in fiscal year 1997 as a result of interest due the Company based on the IRS look-back method of accounting for long-term contracts.

      Interest expense increased marginally in fiscal year 1997 due to increased borrowings under the Company's revolving credit agreement during the first three quarters of fiscal year 1997.

      Discontinued Operations

        On September 25, 1997, the Company announced a tentative agreement with Maytag Corporation for the purchase for cash by Maytag of the technology, fixed assets, inventory and trade receivables of the Company's vending operation. The agreement is subject to final negotiations and a definitive agreement between the parties. As such, discontinued operations include management's best estimate of the amounts expected to be realized on the proposed sale of its vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period. The proposed sale is currently expected to be completed during the second quarter of fiscal year 1998. It is currently anticipated that proceeds from the sale of the vending operation will be used to reduce debt. (Also see
Note 13 to the Consolidated Financial Statements).

        Operating results have been segregated in the accompanying Consolidated Statements of Operations. Net losses of the discontinued operation during 1997 were $4.0 million ($0.50 loss per share), including the loss on disposal as well as provisions for operating losses during the phase-out period of $1.1 million. This compares to $1.4 million ($0.17 loss per share) in 1996. The vending operation experienced a reduction in gross margin as a result of low sales volume which was not sufficient to cover overhead costs for the year.

        1996 Compared with 1995.

        Continuing Operations

        The Company had a net income of $4.2 million from continuing operations in fiscal year 1996, a decrease of 41.5% versus fiscal year 1995 net income of $7.2 million. The decrease in profitability is primarily the result of changes in contract mix and adjustments to certain domestic and UK contracts.

        Gross margin decreased as a percentage of sales in fiscal year 1996 as compared to fiscal year 1995. This decrease was due to gross margin adjustments on certain contracts of the domestic and U.K. training operations, as well as other factors. The decrease in the domestic training operation is largely the result of the Company's continued change in contract mix. While the Company has experienced an increase in volume on its large domestic cost plus type contracts, these contracts generally yield lower gross margins than the fixed price type. A downward adjustment was taken in gross margin on the Company's large domestic cost plus type contract during the second half of fiscal year 1996. This adjustment was due to revised manufacturing costs to complete based upon the initial unit production under the contract. Also, adjustments were taken to the gross margin of two fixed price domestic contracts primarily due to protracted acceptance schedules which resulted in higher than previously anticipated costs. These adjustments were partially offset by the recognition of revenue associated with an Economic Price Adjustment Claim filed during the fourth quarter of fiscal year 1996. (See Notes 3 and 11 to the Consolidated Financial Statements).

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

        Selling, general and administrative costs of the Company increased 14.5% or $1.6 million in fiscal year 1996 as compared to fiscal year 1995. The increase was primarily the result of higher salaries and bid and proposal costs of the domestic and UK training divisions in order to meet increased business opportunities.

        Interest income decreased in fiscal year 1996 as interest due the Company based on the IRS look-back method of accounting for completed contracts was substantially lower than the amount received in the previous fiscal year.

        Interest expense increased marginally in fiscal year 1996 due to higher borrowings under the Company's revolving credit agreement.

        Discontinued Operations

        Net losses of the discontinued operation were $1.4 million ($.17 loss per share) in 1996 versus net income of $82,000 ($.01 per share) in 1995.

        Sales volume and gross margin decreased during fiscal year 1996 as the discontinued vending operation completed its large vending order to a major customer during the second/third quarter and did not replace it with another large order. As a result, efficiencies were not achieved due to low production volumes and fixed costs were marginally covered.

        1995 Compared with 1994.

        Continuing Operations

        ECC had a net income of $7.2 million in fiscal year 1995, an increase of 38% versus fiscal year 1994 net income of $5.3 million. This increase in profitability reflects a 37% increase in sales over the prior year. The increase in sales is primarily the result of increased volume Company wide. Sales increased in fiscal year 1995 by $17.0 million and $5.5 million in the domestic training and U.K. training operations, respectively. The increase in U.K. operation sales is the result of continued progress under an existing contract as well as progress on a $19.5 million contract received in early fiscal year 1995.

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

        Selling, general and administrative costs of the Company increased marginally in fiscal year 1995 as compared to fiscal year 1994. The increase was primarily the result of increased administrative costs in the U.K. operation which were partially offset by a reduction in bid and proposal costs and legal expenses in the domestic training operation.

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

        Discontinued Operations

        Net income of the discontinued operation was $82,000 ($.01 per share) in 1995 versus net losses of $1.3 million ($.19 loss per share) in 1994.

        Sales volume increased $21.8 million due to the continued production of bottle vending machines under a contract procured late fiscal year 1994. As a result, gross margin of the discontinued vending operation improved from a loss in fiscal year 1994 to a gross margin contribution in fiscal year 1995. The Company recorded a charge to Vending Cost of Sales of $891,000 during the fourth quarter of fiscal year 1995, primarily the result of a standard cost revision and an inventory book to physical adjustment.

        Selling, general and administrative costs of the discontinued vending operation increased $1.0 million in fiscal year 1995 as compared to fiscal year 1994. The increase was primarily the result of higher salaries, technical support costs, marketing rep commissions, consulting fees and outbound freight costs.

        Systems development expense increased in fiscal year 1995 as a result of development costs primarily associated with the frozen vending machine which began production in late fiscal year 1995.

        Statements of Financial Accounting Standards Not Yet Adopted

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Changes made to simplify the EPS computations include: eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. The statement is effective for periods ending after December 15, 1997, with prior periods restated to comply with the new standard at this time. If the new standard had been effective for the year ended June 30, 1997, there would have been no significant change in (loss)/earnings per share as presented in the accompanying consolidated statement of operations.

        In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Statement is effective for financial statements for periods ending after December 15, 1997. The Company believes that the adoption of this statement will not have a material impact on the financial statements.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997 and reclassification of financial standards for earlier periods provided for comparative purposes is required. The Company believes that the adoption of this statement will not have a material impact on the consolidated financial statements.

        Additionally, during June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this statement will not have a material impact on the financial statements.

        Certain Factors That May Affect Future Operating Results

        The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

        A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, changes in government spending, cancellation of weapons programs, delays in contract awards, delays in the acceptance process of contract deliverables, the Company's continued ability to develop and introduce products, the introduction of new products by competitors, pricing practices of competitors, the cost and availability of parts and the Company's ability to control costs.

        To date, a substantial portion of the Company's revenues have been attributable to long-term contracts with various government agencies. As a result, any factor adversely affecting procurement of long-term government contracts could have a material adverse effect on the Company's financial condition and results of operations.

        On September 25, 1997, the Company announced a tentative understanding with Maytag Corporation whereby Maytag would acquire the technology, fixed assets, inventory and trade receivables of ECC Vending Corp. The understanding is subject to final negotiations and a definitive agreement between the parties.

        Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's future quarterly operating results may vary significantly, depending on factors such as the timing of contract awards. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

Item 8.   Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements                                      Page(s)
------------------------------------------                                      -------
Report of Independent Accountants                                                 19

Consolidated Statements of Operations for the Fiscal Years
  Ended June 30, 1997, 1996 and 1995                                              20

Consolidated Balance Sheets, June 30, 1997 and 1996                               21

Consolidated Statements of Changes in Stockholders' Equity
  for the Fiscal Years Ended June 30, 1997, 1996 and 1995                       22-23

Consolidated Statements of Cash Flows for the Fiscal Years
  Ended June 30, 1997, 1996 and 1995                                            24-25

Notes to Consolidated Financial Statements                                      26-43

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECC International Corp. and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
Philadelphia, Pennsylvania
October 10, 1997

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 1997, 1996 and 1995



(In Thousands, Except Per Share Data)
                                                                1997          1996          1995
                                                             ---------     ---------     ---------
Net Sales ...............................................    $  72,550     $ 101,713     $  83,534

Cost of Sales ...........................................       63,175        81,159        60,731
                                                             ---------     ---------     ---------
Gross Profit ............................................        9,375        20,554        22,803
                                                             ---------     ---------     ---------
Expenses:
   Selling, General & Administrative ....................       11,759        12,336        10,770
   Systems Development ..................................        1,126           289           441
                                                             ---------     ---------     ---------
      Total Expenses ....................................       12,885        12,625        11,211
                                                             ---------     ---------     ---------
Operating (Loss)/Income .................................       (3,510)        7,929        11,592
                                                             ---------     ---------     ---------
Other Income (Expense):
   Interest Income ......................................          432           238           877
   Interest Expense .....................................       (1,541)       (1,436)       (1,384)
   Other - Net ..........................................          (37)         (157)           47
                                                             ---------     ---------     ---------
      Total Other (Expense) .............................       (1,146)       (1,355)         (460)
                                                             ---------     ---------     ---------
(Loss)/Income from Continuing Operations
  Before Income Taxes ...................................       (4,656)        6,574        11,132

(Benefit)/Provision for Income Taxes ....................          (72)        2,342         3,896
                                                             ---------     ---------     ---------
(Loss)/Income from Continuing Operations ................    $  (4,584)    $   4,232     $   7,236
                                                             ---------     ---------     ---------
Discontinued Operations (Note 13):
   (Loss)/Income from Operations
     (net of applicable income tax benefits of $1,466
     in 1997, $697 in 1996 and $43 in 1995) .............       (2,809)       (1,354)           82
   Loss on Disposal, including provision of $1,126 for
     operating losses during the phase-out period (net of
     applicable income tax benefit of $596) .............       (1,142)           --            --
                                                             ---------     ---------     ---------
Net (Loss)/Income .......................................    $  (8,535)    $   2,878     $   7,318
                                                             =========     =========     =========
(Loss)/Earnings Per Common Share
 from Continuing Operations .............................        (0.57)         0.53          0.92

(Loss)/Earnings Per Common Share
 from Discontinued Operations ...........................        (0.50)        (0.17)         0.01

Net (Loss)/Earnings Per Common Share ....................    $   (1.07)    $    0.36     $    0.93
                                                             =========     =========     =========

See accompanying notes to consolidated financial statements.

ECC International Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS as of June 30, 1997 and 1996

(In Thousands, Except Share and Per Share Data)

                                                                 1997        1996
                                                               --------    --------
ASSETS
   Current:
      Cash ................................................    $  3,888    $  5,057
      Accounts Receivable, Net ............................       9,189      11,136
      Costs and Estimated Earnings in Excess of Billings on
       Uncompleted Contracts ..............................      25,497      35,251
      Inventories .........................................       9,666      12,984
      Prepaid Expenses and Other ..........................       5,406       2,190
                                                               --------    --------
         Total Current Assets .............................      53,646      66,618

   Property, Plant and Equipment, Net .....................      26,119      26,686
   Other Assets ...........................................       2,269       2,093
                                                               --------    --------
         Total Assets .....................................    $ 82,034    $ 95,397
                                                               ========    ========

LIABILITIES
   Current:
      Current Portion of Long-Term Debt ...................    $  2,250    $  4,272
      Accounts Payable ....................................       4,846      10,967
      Advances on Long-Term Contracts .....................       4,551         856
      Accrued Expenses ....................................       6,642       6,287
                                                               --------    --------
         Total Current Liabilities ........................      18,289      22,382
                                                               --------    --------
   Deferred Income Taxes ..................................       1,559       1,434
                                                               --------    --------
   Long-Term Debt .........................................      16,640      18,706
                                                               --------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, $0.10 par; authorized, 20,000,000 shares;
     issued and outstanding, 1997 and 1996,
     8,046,707 and 7,833,143 shares, respectively .........         805         782
   Preferred Stock, $0.10 par; authorized, 1,000,000
     shares; none issued and outstanding in 1997 and 1996 .          --          --
   Capital in Excess of Par ...............................      23,935      22,831
   Retained Earnings ......................................      20,749      29,284
   Cumulative Translation Adjustment ......................          57         (22)
                                                               --------    --------
         Total Stockholders' Equity .......................      45,546      52,875
                                                               --------    --------
         Total Liabilities and Stockholders' Equity .......    $ 82,034    $ 95,397
                                                               ========    ========

See accompanying notes to consolidated financial statements.

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Fiscal Years Ended June 30, 1997, 1996 and 1995

(In Thousands, Except Share and Per Share Data)

                                                Capital                  Stock          Cumulative                  Total
                                    Common      In Excess    Retained    Subscription   Translation    Treasury     Stockholders'
                                    Stock       of Par       Earnings    Receivable     Adjustment     Stock        Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1994 ...          $    754    $ 20,203     $ 19,088    $ (5,012)      $    (27)      $   (403)    $ 34,603

Net Income ...............                --          --        7,318          --             --             --        7,318
Stock Issued:
  Employee Stock Purchase
   Plan - 53,713 Shares ..                 6         505           --          --             --             --          511
  Exercise of Options -
  116,748 Shares .........                11         256           --          --             --             --          267
  Private Placement
   687,000 shares ........                --          --           --       5,012             --             --        5,012
Stock Retired:
  Treasury Stock
  50,000 Shares ..........                (5)       (398)          --          --             --            403           --
Income Tax Reduction
 Relating to Stock Options                --       1,256           --          --             --             --        1,256
Translation Adjustment ...                --          --           --          --             72             --           72
                                    --------    --------     --------    --------       --------       --------     --------
Balance, June 30, 1995 ...          $    766    $ 21,822     $ 26,406    $     --       $     45       $     --     $ 49,039
                                    --------    --------     --------    --------       --------       --------     --------
Net Income ...............                --          --        2,878          --             --             --        2,878
Stock Issued:
  Employee Stock Purchase
   Plan - 63,285 Shares ..                 6         517           --          --             --             --          523
  Exercise of Options -
  102,012 Shares .........                10         272           --          --             --             --          282
Income Tax Reduction
 Relating to Stock Options                --         220           --          --             --             --          220
Translation Adjustment ...                --          --           --          --            (67)            --          (67)
                                    --------    --------     --------    --------       --------       --------     --------
Balance, June 30, 1996 ...          $    782    $ 22,831     $ 29,284    $     --       $    (22)      $     --     $ 52,875
                                    --------    --------     --------    --------       --------       --------     --------

                                                                    Continued...

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Fiscal Years Ended June 30, 1997, 1996 and 1995

(In Thousands, Except Share and Per Share Data)

                                          Capital                   Stock           Cumulative                 Total
                              Common      In Excess    Retained     Subscription    Translation    Treasury    Stockholders'
                              Stock       of Par       Earnings     Receivable      Adjustment     Stock       Equity
Net Loss .................          --          --     $ (8,535)      --                  --         --        $ (8,535)
Stock Issued:
  Employee Stock Purchase
   Plan - 65,265 Shares ..           7         343           --       --                  --         --             350
  Exercise of Options -
  158,299 Shares .........          16         523           --       --                  --         --             539
Income Tax Reduction
 Relating to Stock Options          --         238           --       --                  --         --             238
Translation Adjustment ...          --          --           --       --                  79         --              79
                              --------    --------     --------     ----            --------       ----        --------
Balance, June 30, 1997 ...    $    805    $ 23,935     $ 20,749     $ --            $     57       $ --        $ 45,546
                              ========    ========     ========     ====            ========       ====        ========

Common shares issued and outstanding at June 30, 1994 and 1995 were 7,537,385 and 7,657,846 shares, respectively.

See accompanying notes to the consolidated financial statements.

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 1997, 1996 and 1995

                                                                         (In Thousands)
                                                                 1997         1996         1995
                                                               --------     --------     --------
Cash Flows From Operating Activities:
Net (Loss)/Income .........................................    $ (8,535)    $  2,878     $  7,318
    Items Not Requiring Cash:
      Depreciation ........................................       4,196        3,825        3,420
      Provision for Doubtful Accounts .....................         (29)          84           51
      Deferred Income Taxes ...............................        (526)        (675)         (79)
      Provision for Discontinued Operations ...............       1,738           --           --
    Changes in Certain Assets and Liabilities:
      Accounts Receivable .................................       1,976       (2,442)      (5,644)
      Costs and Estimated Earnings in Excess of Billings on
       Uncompleted Contracts ..............................       9,754        4,501      (16,831)
      Inventories .........................................       3,318       (2,949)        (164)
      Prepaid Expenses and Other ..........................      (2,565)         114          (50)
      Accounts Payable ....................................      (6,121)       3,770        3,326
      Advances on Long-Term Contracts .....................       3,695         (539)       1,310
      Accrued Expenses ....................................      (1,383)      (1,868)         737
                                                               --------     --------     --------
    Net Cash Provided By/(Used In) Operating Activities ...       5,518        6,699       (6,606)
                                                               --------     --------     --------
Cash Flows From Investing Activities:
    Additions to Property, Plant and Equipment ............      (3,629)      (6,504)      (4,310)
    Other .................................................         (97)        (292)         (11)
                                                               --------     --------     --------
    Net Cash Used In Investing Activities .................      (3,726)      (6,796)      (4,321)
                                                               --------     --------     --------
Cash Flows From Financing Activities:
    Proceeds From Issuance of Common Stock, Options
      Exercised and Warrants, Including Related Tax Benefit       1,127        1,025        7,046
    New Borrowings Under Term Loan ........................          --           --        9,000
    Repayments Under Term Loan ............................      (3,000)      (3,000)        (750)
    New Borrowings Under Revolving Credit Facilities, Net .      (1,088)       3,594       14,134
    Repayments Under Revolving Credit Agreement
      and Notes Payable ...................................          --           --      (17,568)
                                                               --------     --------     --------
    Net Cash (Used In)/Provided By Financing Activities ...      (2,961)       1,619       11,862
                                                               --------     --------     --------
Net (Decrease)/Increase in Cash ...........................      (1,169)       1,522          935
                                                               --------     --------     --------
Cash at Beginning of the Year .............................       5,057        3,535        2,600
                                                               --------     --------     --------
Cash at End of the Year ...................................    $  3,888     $  5,057     $  3,535
                                                               ========     ========     ========

                                                                    Continued...

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended June 30, 1997, 1996 and 1995

                                                                             (In Thousands)
                                                                         1997      1996      1995
                                                                        ------    ------    ------
Supplemental Disclosures of Cash Flow Information:
    Cash Paid During the Year For:
       Interest ....................................................    $1,835    $1,665    $1,189
       Income Taxes ................................................    $  922    $2,766    $2,839

Supplemental Schedule of Noncash Investing and Financing Activities:
Retirement of Treasury Stock .......................................        --        --       403

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ECC International Corp. and Subsidiaries

1.       Significant Accounting Policies.

     Consolidation.

     The consolidated financial statements include the accounts of ECC International Corp. and its wholly owned subsidiaries (collectively, the "Company"). Intercompany transactions have been eliminated in consolidation.

     As a result of the Company's decision to sell the vending operation, the vending operation is reflected as a discontinued operation in the accompanying Consolidated Statements of Operations and prior years have been reclassified to the same basis of reporting (See Note 13 to the Consolidated Financial Statements).

     Revenue and Cost Recognition.

         Defense.

         Contract sales and costs are recognized using the percentage of completion method, measured by the ratio of costs incurred to date to estimated total costs. Since many contracts extend over a long period of time, any revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings applicable to performance in prior periods.

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

     Inventories.

     Work in process and finished goods inventory are valued using the specific identification cost method, but not in excess of net realizable value. Raw materials and vending division inventories are valued at the lower of average cost or market.

     Property, Plant and Equipment.

     Property, plant and equipment is stated at cost. Depreciation is provided on the straight- line method over the estimated useful lives of the respective assets as follows: buildings 15 to 30 years; machinery and equipment 3 to 10 years; and demonstration and test equipment 5 years.

     Applicable asset and accumulated depreciation accounts are reduced for the sale or other disposition and the resulting gain or loss is included in the Consolidated Statements of Operations.

     Impairment of Long Lived Assets.

     In the event that facts and circumstances indicate that the cost of property, plant and equipment may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required.

     Income Taxes.

     The Company recognizes deferred income taxes by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company's assets and liabilities.

     Earnings/(Loss) Per Share.

     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year after giving effect to the exercise of outstanding stock options assumed converted to common stock. Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the year without giving effect to the exercise of outstanding stock options assumed converted to common stock due to these incremental shares being anti-dilutive.

     The calculation of loss per common share and earnings per common share assuming full dilution was either anti-dilutive or not materially different from loss per common share in 1997 or earnings per common share in 1996 and 1995. The weighted average number of common share and common share equivalents (in 1996 and 1995) outstanding during 1997, 1996 and 1995 were 7,997,296, 7,889,345 and 7,894,181, respectively.

     Employee Benefit Plans.

     The Company has a profit sharing plan which covers all employees who work in excess of 1,000 hours per year. Minimum contributions are based on income before income taxes, subject to limitations based on employee compensation and certain other restrictions defined in the plan document. Contributions of $1,323,782, $2,698,533 and $3,124,112 were accrued in the years ended June 30, 1997, 1996 and 1995, respectively of which $1,323,782, $2,698,533 and $2,451,940 were paid during the respective fiscal year.

     The Company also has a savings and investment plan which covers all employees. Employer contributions are based on a percentage of employee contributions and certain other restrictions defined in the plan document. Employer contributions of $657,683, $640,354 and $552,394 were accrued and paid in the fiscal years ended June 30, 1997, 1996 and 1995, respectively. The Company's policy is to fund amounts accrued.

     Statements of Financial Accounting Standards Not Yet Adopted.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Changes made to simplify the EPS computations include: eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. The statement is effective for periods ending after December 15, 1997, with prior periods restated to comply with the new standard at that time. If the new standard had been effective for the year ended June 30, 1997, there would have been no significant change in (loss)/earnings per share as presented in the accompanying consolidated statement of operations.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. The Statement is effective for financial statements for periods ending after December 15, 1997. The Company believes that the adoption of this statement will not have a material impact on the consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company believes that the adoption of this statement will not have a material impact on the consolidated financial statements.

     Additionally, during June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this statement will not have a material impact on the consolidated financial statements.

2.       Accounts Receivable.

                                                 (In Thousands)
                                             1997            1996
                                           --------        --------
Contract Receivables, Billed Amounts       $  6,152        $  7,748
Commercial Vending Receivables .....          2,797           3,224
Other ..............................            346             299
Allowance for Doubtful Accounts ....           (106)           (135)
                                           --------        --------
    Total ..........................       $  9,189        $ 11,136
                                           ========        ========

     Contract receivables include amounts under long-term contracts and subcontracts principally with the U.S. Government, or its contractors, and the United Kingdom Ministry of Defense or its contractors. Commercial vending receivables consist of amounts due from a variety of geographically disbursed vending customers.

     The provision for doubtful accounts, related to the vending operation, included in Selling, General and Administrative expense was immaterial.

3.       Inventories.

                         (In Thousands)
                       1997          1996
                      -------       -------
Finished Goods        $ 2,278       $ 1,888
Work in Process         2,326         3,069
Raw Materials .         5,062         8,027
                      -------       -------

    Total .....       $ 9,666       $12,984
                      =======       =======

During fiscal year 1997, the Company filed a notice of arbitration against Teliti Computers Sdn Bhd in the Regional Centre for Arbitration in Kuala Lumpur, Malaysia. The Company is seeking at least $1.3 million for breach of contract of which approximately $500,000 was included in costs and estimated earnings in excess of billings on uncompleted contracts.

During fiscal year 1996, the Company submitted a claim for contract adjustment under the Economic Price Adjustment (EPA) provisions of a major contract seeking approximately $950,000. The value of the claim is included in costs and estimated earnings in excess of billings on uncompleted contracts. (See Note 11 Summary of Quarterly Results.)

The Company also submitted a claim, during fiscal year 1996, for the effects of a Stop Work Order issued on one of its contracts in the amount of $191,000, of which $150,000 was deferred in inventory as of June 30, 1997. The claim represents the cost of idle time resulting from the Stop Work Order as well as the effect of the release of the Stop Work Order.

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

4.       Property, Plant and Equipment.

                                          (In Thousands)
                                        1997          1996
                                       -------       -------
Land ...........................       $ 2,411       $ 2,411
Buildings ......................        21,726        21,548
Machinery and Equipment ........        27,702        24,484
Demonstration and Test Equipment         9,761         9,528
                                       -------       -------
    Total ......................        61,600        57,971
Less Accumulated Depreciation ..        35,481        31,285
                                       -------       -------

    Total ......................       $26,119       $26,686
                                       -------       -------

Repairs and maintenance expense for the fiscal years ended June 30, 1997, 1996 and 1995 were $700,000, $942,000 and $750,000, respectively.

5.       Accrued Expenses.

                                                         (In Thousands)
                                                       1997         1996
                                                       ------       ------
Compensation ...................................       $1,785       $2,298
Vacation .......................................        1,402        1,580
Federal/State Income Tax Payable ...............           --          238
Accruals for Disposal of Discontinued
 Operations.....................................        1,738           --
Other ..........................................        1,717        2,171
                                                       ------       ------

    Total ......................................       $6,642       $6,287
                                                       ======       ======

6.       Temporary Credit Facility and Long-Term Debt.

                                                        (In Thousands)
                                                      1997          1996
                                                     -------       -------
Revolving Credit Facility and Term Loan
 (Bank).......................................       $18,890       $22,978
Less Current Portion .........................         2,250         4,272
                                                     -------       -------

             Total ...........................       $16,640       $18,706
                                                     -------       -------

On September 20, 1994, the Company entered into a loan facility ("Loan Facility") with a bank totaling $20.0 million and expiring in September 1997. The loan facility originally consisted of a $9.0 million term loan, and an $11.0 million revolving credit facility which included $2.0 million of revolving credit available in the British Sterling equivalent for the Company's wholly owned subsidiary, ECC Simulation Limited.

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

Concurrent with the First Amendment to the loan facility, the Company's wholly owned subsidiary, ECC Simulation Limited executed a separate Temporary Credit Facility ("Temporary Facility") totaling $4.0 million available in the British Sterling equivalent and expiring on September 30, 1995. Outstanding amounts under the Temporary Facility were due on demand. Total borrowings under the Temporary Facility were $2.5 million at June 30, 1995 and were repaid during the first quarter of fiscal year 1996.

     On June 19, 1996, the Company executed the Second Amendment to its Loan Facility providing for an increase in its line of credit and extending the expiration date of the revolving credit portion of the Loan Facility to September 30, 1998. The Second Amendment allows the Company to borrow up to an aggregate of $25.0 million under its Loan Facility. The Second Amendment also increased the portion of credit available in the British Pound Sterling equivalent for the Company's wholly owned subsidiary, ECC Simulation Limited, to $7.5 million through but not including October 30, 1996 and $5.0 million thereafter. The Company's total borrowings including face amount of letters of credit outstanding may not exceed $25.0 million. All other terms of the Loan Facility were unchanged. At June 30, 1997, the unused credit available under the Loan Facility was $5.3 million.

     Interest is payable quarterly in arrears at a rate defined in the agreement (ranging from 7.2% to 7.5% at June 30, 1997). The Company is required to pay certain fees on an annual basis as calculated by the bank. The revolving credit commitment fee is equal to .25% per annum on the total outstanding balance. A Standby Letter of Credit fee is equal to 1% per annum plus issuance costs.

     The loan facility includes certain covenants related to, among other things, maintaining a minimum fixed charge coverage ratio, debt to equity ratio and current ratio. In addition, substantially all of the assets of the Company are pledged as collateral for the loan facility.

     The Company did not comply with the minimum fixed charge coverage ratio covenant at June 30, 1997 and accordingly has received an irrevocable waiver with respect to such covenant from its bank lenders.

     Aggregate maturities by fiscal year under the Revolving Credit Facility and Term Loan are as follows:

                                      (In Thousands)
                  1998                   $ 2,250
                  1999                    16,640
                                         -------
                  Total                  $18,890
                                         =======

7.   Income Taxes.

     The domestic and foreign components of (loss)/income before income taxes are presented below:

                                          (In Thousands)
                                1997            1996            1995
                               --------        --------        --------
Continuing Operations:
Domestic ...............       $    (49)       $  7,036        $ 10,722
Foreign ................         (4,607)           (462)            410
                               --------        --------        --------
     Total .............       $ (4,656)       $  6,574        $ 11,132
                               ========        ========        ========

Discontinued Operations:
Domestic................       $ (6,013)       $ (2,051)       $     39
                               --------        --------        --------
     Total .............       $(10,669)       $  4,523        $ 11,171
                               ========        ========        ========

     The components of the (benefit)/provision for income taxes are as follows:

                                                      (In Thousands)
                                            1997           1996           1995
                                           -------        -------        -------
Current:
     Federal .......................       $(1,608)       $ 2,207        $ 3,641
     State .........................            --            140            261
     Foreign .......................            --            (27)            30
                                           -------        -------        -------
         Subtotal ..................        (1,608)         2,320          3,932
                                           -------        -------        -------
Deferred:
     Federal .......................       $  (421)       $  (663)       $   (45)
     State .........................          (105)           (12)           (34)
                                           -------        -------        -------
         Subtotal ..................          (526)          (675)           (79)
                                           -------        -------        -------

(Benefit)/Provision for Income Taxes       $(2,134)       $ 1,645        $ 3,853
                                           =======        =======        =======

     The (benefit)/provision for Income Taxes is included in the financial statements as follows:

                                             (In Thousands)
                                  1997           1996           1995
                                 -------        -------        -------
Continuing Operations......      $   (72)       $ 2,342        $ 3,896
Discontinued Operations....       (2,062)          (697)           (43)
                                 -------        -------        -------
     Total ................      $(2,134)       $ 1,645        $ 3,853
                                 =======        =======        =======

     The Company utilized $951,000 of Florida net operating loss carryforwards to reduce fiscal year 1995 Florida income taxes payable.

     The Company also utilized $244,998 of Pennsylvania net operating loss carryforwards to reduce fiscal year 1996 Pennsylvania income taxes payable.

     The Company's current federal benefit for the fiscal year ended June 30, 1997 results from the Company's carryback of the current years net operating loss.

     In addition, the Company had available at June 30, 1997, net operating loss carryforwards of $2.9 million and $91,000 for Florida and Pennsylvania state income tax purposes, respectively. The Florida net operating loss carryforwards expire in the year 2012. The Pennsylvania net operating loss carryforwards expire in the year 2000.

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows for the years ended June 30:

                                                              (In Thousands)
                                                     1997                       1996
                                             Asset        Liability      Asset        Liability
                                             -----        ---------      -----        ---------
Revenue Recognized on Completed
  Contract for Tax Return and on
  Percentage of Completion for
  Financial Reporting ..............       $   123        $    --       $   132        $    --

Foreign Net Operating Loss .........         2,015             --           275             --

State Tax Loss Carryforwards .......            70             --            --             --

Difference between Book and
  Tax Depreciation .................            --          1,496            --          1,375

Capitalized Bid and Proposal
 Expense ...........................           197             --           671             --

Accruals Not Currently Deductible ..         1,823             63           747             59
                                           -------        -------       -------        -------

    Subtotal .......................         4,228          1,559         1,825          1,434

Valuation Allowance ................        (2,027)            --          (275)            --
                                           -------        -------       -------        -------

    Total ..........................       $ 2,201        $ 1,559       $ 1,550        $ 1,434
                                           =======        =======       =======        =======

A valuation allowance has been provided primarily for foreign net operating loss carryforwards which are subject to uncertainty as to their ultimate realization.

These deferred tax assets and liabilities are included in/or classified as follows on the Consolidated Balance Sheet at June 30:

                                                  1997         1996
                                                  ----         ----
Prepaid Expenses and Other ................       $2,201       $1,550
Non-current deferred income tax
 liabilities ..............................        1,559        1,434

Differences between the statutory U.S. Federal Income Tax rate and the effective income tax rate reported in the financial statements are as follows for continuing operations at June 30:

                                                   1997           1996           1995
                                                  ------         ------         ------
Federal Statutory Rates ...................        (34.0%)         34.0%          34.0%
Increase in Taxes Resulting From:
    State Income Taxes (after deducting
    federal income tax benefit) ...........         (1.0%)          0.8%           0.7%
    Foreign Net Operating Loss
     Carryforward .........................        33.6%           2.0%          (3.6%)
    Other .................................         (0.1%)         (1.2%)          3.9%
                                                  ------         ------         ------

Total (Benefit)/Provision for Income Taxes          (1.5%)         35.6%          35.0%
                                                  ======         ======         ======

The Company realized an income tax benefit of $238,000 and $220,000 during fiscal year 1997 and 1996, respectively, related to the exercise of certain employee stock options which are recognized as employee compensation for tax purposes, however, not for financial reporting purposes. This tax benefit was credited to Capital in Excess of Par.

8.   Financial Instruments.

     Off Balance Sheet Risk.

     As collateral for leased facilities and for performance and advances on certain long-term contracts, the Company is contingently liable under standby letters of credit in the amount of $767,000 at June 30, 1997. The Company pays a fee to its primary lender of 1% per annum of their face value. If the Company were required to obtain replacement standby letters of credit as of June 30, 1997 for those currently outstanding, it is the Company's opinion that the replacement cost for such standby letters of credit would not significantly vary from the present fee structure.

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

     Fair Value of Financial Instruments.

     At June 30, 1997, the carrying amounts and fair values of the Company's financial instruments are listed below.

          (In Thousands)             Carrying       Fair
                                      Value         Value
                                      -----         -----
     Term Loan                       $ 2,250       $ 2,244

     Revolving Credit Facility        16,640        16,640

     Standby Letters of Credit            --           767

     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues of debt with similar terms and remaining maturities.

     The fair value of Standby Letters of Credit are based on fees currently charged for similar agreements.

9.   Stock Options

     At June 30, 1997, the Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. The stock option exercise price is equal to the fair market value of the stock on the date of grant for its fixed stock option plan and equal to 85% of the fair market value on the date of exercise for stock issued under the employee stock purchase plan. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net (loss)/income and net
     (loss)/earnings per share for fiscal years 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                          1997             1996
                                                         -------        ---------
     Net (Loss)/Income                 Pro Forma         $(8,612)       $   2,384
     Net (Loss)/Earnings Per Share     Pro Forma         $ (1.08)       $    0.30

     The pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method of that Statement. The fair value of options granted during fiscal year 1996 were $5.0 per share. There were no option grants during fiscal year 1997. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 1996: a risk-free interest rate of 5.4%, dividend yield of 0%, expected volatility of 50% and expected lives of 5 years.

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

A summary of stock option transactions for the fiscal years ended June 30, 1997, 1996 and 1995 are as follows:

                                    Shares         Weighted
                                    Under           Average
                                    Option        Exercise Price
                                    ------        --------------
Balance at June 30, 1994 ....          367,282        $ 2.64
Options Granted .............          794,000         11.47
Options Exercised ...........         (116,748)         2.27
Options Terminated ..........             (600)         2.13
                                    ----------        ------

Balance at June 30, 1995 ....        1,043,934          9.37
Options Granted .............          135,000         10.06
Options Exercised ...........          (72,012)         2.26
Options Terminated ..........          (22,750)        11.29
                                    ----------        ------

Balance at June 30, 1996 ....        1,084,172          9.89
Options Exercised ...........          (75,799)         2.28
Options Terminated ..........          (98,600)        11.10
                                    ----------        ------

Balance at June 30, 1997 ....          909,773        $10.41
                                    ==========        ======

Options exercisable were 559,523 at June 30, 1997, 525,372 at June 30, 1996, and 337,334 at June 30, 1995, respectively.

Stock options outstanding at June 30, 1997 are summarized as follows:

                               Weighted Average  Weighted                     Weighted
Range of            Number     Remaining         Average         Number       Average
Exercise Prices   Outstanding  Contractual Life  Exercise Price  Exercisable  Exercise Price
---------------   -----------  ----------------  --------------  -----------  --------------
$2.13-$2.63          57,223       5.03 years       $     2.36       48,023    $     2.34
$5.00-$5.50          40,000       3.92 years       $     5.50       40,000    $     5.50
$10.00-$10.75       173,500       8.49 years       $    10.20      148,800    $    10.13
$11.00-$11.50       639,050       7.58 years       $    11.50      322,700    $    11.50
                    -------       ----------       ----------   ----------    ----------

                    909,773       7.65 years       $    10.41      559,523    $     9.92
                    =======       ==========       ==========   ==========    ==========


On February 11, 1988, the Company granted each of its then four outside directors an option to purchase 12,500 shares of the Company's Common Stock at a price of $7.20 per share (the market value on that day) later reduced to 6,250 shares at $2.375 in fiscal year 1993 for the two directors who were not part of the Stock Option Committee. The Company reserved 50,000 shares of its Treasury Stock to cover the exercise of these options. The Treasury Stock referred to above were retired in fiscal year 1995 at their aggregate cost and a like number of authorized but unissued shares were reserved to cover these options. As of June 30, 1997 and 1996, 12,500 and 5,000 shares of these options were exercised, respectively.

     During fiscal year 1996, the Shareholders approved the 1996 Employee Stock Purchase Plan. The Plan is the same in all aspects as the 1990 and 1993 Stock Purchase Plans including the number of shares reserved - 360,000 shares. The Plan is intended to provide eligible employees with an opportunity to purchase the Company's Common Stock through payroll deductions at eighty-five percent of the market price on specified dates. No shares were issued under this Plan in fiscal year 1996. There were 65,265 shares issued under this plan during the year ended June 30, 1997. There were 63,285 and 53,713 shares issued under the prior Plans during the years ended June 30, 1996 and 1995, respectively. The fair value of shares issued during fiscal year 1997 and 1996 were $1.38 and $2.15 per share, respectively. The fair value of these shares was estimated using a Black-Scholes Option pricing model with the following weighted average assumptions for fiscal year 1997 and 1996: a risk-free interest rate of 5.4%, dividend yield of 0%, expected volatility of 61.2% and expected lives of six months.

     The Company's Stock Option Plan Committee, which is comprised of Messrs. Demora and Krasnow, administer all the stock option plans of the Company.

     The Company has available 1,000,000 authorized and unissued shares of $0.10 par value Preferred Stock. Shares may be issued from time to time in one or more series, each series having such special rights, privileges and preferences as may be determined by the Board of Directors at time of issuance.

     On June 30, 1994 the Company issued 687,000 shares of its $0.10 par value common stock in a private offering at a price of $12 per share. The offering included an option for each purchaser to acquire an equivalent number of shares within the next 12 months at $16 per share. No such options were exercised.

     Net proceeds from the private offering were $7,936,400 of which $5,011,400 were not received as of June 30, 1994. This amount was included as a separate component of Stockholders Equity. The remaining proceeds were received during fiscal year 1995.

     On August 27, 1996, the Board of Directors declared a dividend distribution of one Right for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on September 17, 1996. Each Right entitles the registered holder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of Series B Junior Participating Preferred Stock, $0.10 par value per share at a purchase price of $40.00 per unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, as amended, between the Company and Mellon Bank, N.A. as Rights Agent.

     On July 31, 1997, the Board of Directors approved the 1997 Employee Incentive Plan. Under the Plan, the Board has the right to grant Awards consisting of the issuance of unrestricted shares of the Company's common stock. All the Company's employees who are not officers are eligible to be granted Awards under the Plan. A total of 107,100 shares of Common Stock are reserved for issuance under the Plan and no awards may be granted under the Plan after July 31, 1998. All shares of common stock available under the Plan were granted to employees by the Board of Directors on July 31, 1997.

     On July 31, 1997, the Board of Directors approved the 1997 Director Equity Compensation Plan. Under the Plan, the members of the Company's Board of Directors shall receive unrestricted shares of the Company's Common Stock in lieu of 50% of the otherwise payable directors' fees. The issuance of shares under the Plan is subject to approval of the Plan by the Company's stockholders. A total of 75,000 shares of Common Stock are reserved for issuance under the Plan.

10.  Business Segment Information.

     Due to the anticipated sale of the vending operation during fiscal year 1998, the Company now operates in one segment - training. This segment includes the design and manufacture of training simulators.


     Sales by Class of Customer.

                                                            (In Thousands)
                                                  1997           1996           1995
                                                --------       --------       --------
     U.S. Government
         Direct .........................       $ 13,590       $ 24,835       $ 36,476
         Subcontract ....................         39,933         61,742         35,309
                                                --------       --------       --------
                Total U.S. Government ...         53,523         86,577         71,785
                                                --------       --------       --------

     Foreign Governments ................         16,397         14,392         11,697
     Foreign Commercial .................          1,688            305             21
     Other ..............................            942            439             31
                                                --------       --------       --------

                  Total Foreign and Other         19,027         15,136         11,749
                                                --------       --------       --------

                  Total Sales ...........       $ 72,550       $101,713       $ 83,534
                                                ========       ========       ========


     Export Sales from the U.S. were not material for the fiscal years ended June 30, 1997, 1996 and 1995. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $4,750,000, $14,445,000 and $27,582,000 in the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

     Since a substantial portion of the Company's revenues are attributable to long-term contracts with various government agencies, any factor affecting procurement of long-term government contracts such as changes in government spending, cancellation of weapons programs and delays in contract awards could have a material impact on the Company's financial condition and results of operations.

     Sales by Geographic Area.

                                      (In Thousands)
                          United        Europe and
                          States        Middle East      Consolidated
                          ------        -----------      ------------
Revenues
1997                     $  54,465       $  18,085        $  72,550
1996                        86,779          14,934          101,713
1995                        71,810          11,724           83,534

Operating (Loss)/Income
1997                           702          (4,212)          (3,510)
1996                         7,981             (52)           7,929
1995                        11,019             573           11,592

Identifiable Assets (1)
1997                        69,501          12,533           82,034
1996                        83,365          12,032           95,397
1995                        79,483          10,256           89,739

(1) Includes discontinued vending operations assets of $13.8 million in 1997, $11.2 million in 1996 and $8.6 million in 1995.


11.  Summary of Quarterly Results (Unaudited).

                                                (In Thousands, Except Per Share Data)
                                           September       December         March            June
           1997                               30              31              31              30
           ----                            --------        --------        --------        --------
Net Sales ..........................       $ 22,426        $ 21,153        $ 13,842        $ 15,129
Gross Profit .......................       $  4,900        $  2,676        $  1,292        $    507
Operating Income/(Loss) ............       $  1,718        $   (521)       $ (1,493)       $ (3,214)
Income/(Loss) from
  Continuing Operations ............       $    740        $ (1,054)       $ (1,342)       $ (2,928)
Loss from Discontinued Operations ..       $   (526)       $   (595)       $   (610)       $ (2,220)
Net Income/(Loss) ..................       $    214        $ (1,649)       $ (1,952)       $ (5,148)

Earnings/(Loss) Per Common Share
     from Continuing Operations ....       $   0.10        $  (0.13)       $  (0.17)       $  (0.37)
Loss Per Common Share
     from Discontinued Operations ..       $  (0.07)       $  (0.08)       $  (0.07)       $  (0.28)
Net Earnings/(Loss) Per
     Common Share .......................  $   0.03        $  (0.21)       $  (0.24)       $  (0.65)

As a result of the periodic review of estimated costs at completion and consideration of changes in facts and circumstances, revisions were made in the estimated costs to complete in the fourth quarter of fiscal year 1997 to certain contracts. The UK operation was required to adjust margins and recognize additional costs to complete on two of its largest contracts. Gross margin adjustments were necessary due to protracted or delayed hardware/software testing, re-work required on trainers and late delivery penalties imposed due to contract delays. In addition, gross margin adjustments were necessary due to a decrease in expected future sales volume which may result in higher overhead rates than previously anticipated. The effect of these adjustments was to increase the net loss from continuing operations by $1.5 million for the fourth quarter and year ended June 30, 1997.

This reduction in gross margin was partially offset by a reduction in manufacturing overhead related primarily to the Company's profit sharing expense and other payroll related costs which during the first three quarters were accrued for in anticipation of a 75% contribution. However, due to the Company's lack of profitability for the year, the actual profit sharing contribution was reduced to 40%.

                                                  (In Thousands, Except Per Share Data)
                                        September       December         March            June
       1996                                30              31              31              30
     --------                           --------        --------        --------        --------
Net Sales .......................       $ 21,300       $ 26,905        $ 25,935        $ 27,573
Gross Profit ....................       $  5,560       $  5,722        $  4,263        $  5,009
Operating Income ................       $  2,876       $  2,928        $    975        $  1,150
Income from
  Continuing Operations .........       $  1,566       $  1,641        $    374        $    651
Income/(Loss) from Discontinued
  Operations ....................       $    121       $    (82)       $   (772)       $   (621)
Net Income/(Loss) ...............       $  1,687       $  1,559        $   (398)       $     30

Earnings Per Common Share
     from Continuing Operations .       $   0.20       $   0.21        $   0.05        $   0.07

Earnings/(Loss) Per Common Share
     from Discontinued Operations       $   0.01       $  (0.01)       $  (0.10)       $  (0.07)

Earnings/(Loss) Per Common Share        $   0.21       $   0.20        $  (0.05)       $     --

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

     During the fourth quarter of fiscal year 1996, the UK operation was required to adjust margins and recognize additional costs to complete on two major contracts. The effect of these adjustments was to reduce net income from continuing operations by $1.1 million for the fourth quarter and year ended June 30, 1996. In addition, the significant level of effort on the Company's large domestic cost-plus contract which earns a low margin has the effect of reducing the Company's overall margin.

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

     The lower than anticipated sales volume in Vending, the adjustments to gross margin in the UK and the lower than normal gross margin recognized on the large domestic cost plus type contract, contributed to the reduction of the profit sharing from the anticipated 100% contribution.

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

     Quarterly financial information included above has been reclassified to reflect discontinued operations of Vending. See Note 13 Discontinued Operations.


12.  Commitments and Contingencies.

     The Company and its subsidiaries lease certain office facilities and equipment under operating leases. Future minimum lease payments under all noncancellable operating leases as of June 30, 1997 are as follows:

                                                    (In Thousands)
                 1998 ................................  $1,495
                 1999 ................................   1,137
                 2000 ................................   1,028
                 2001 ................................     982
                 Remaining Years......................   3,884
                                                        ------
                 Total Minimum Lease Payments.........  $8,526
                                                        ======

     Rent expense under all operating leases was approximately $1,806,000, $1,633,000, and $1,025,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

13.  Discontinued Operations.

     On September 25, 1997, the Company announced a tentative agreement with Maytag Corporation for the purchase for cash by Maytag of the technology, fixed assets, inventory and trade receivables of the Company's vending operation. The agreement is subject to final negotiations and a definitive agreement between the parties. As such, discontinued operations include managements' best estimates of the amounts expected to be realized on the sale of its vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period. The Company currently expects to complete this transaction during the second quarter of fiscal year 1998. The vending operation has been accounted for as a discontinued operation, and accordingly, the vending operation has been segregated in the accompanying Consolidated Statements of Operations and prior years have been reclassified to conform to the current years presentation. However, the Consolidated Balance Sheets and Consolidated Statements of Cash Flows have not been reclassified.

     Revenues of the discontinued vending operation were $10.5 million, $15.4 million, and $24.1 million in fiscal years 1997, 1996 and 1995, respectively. The results of the discontinued vending operation also reflect corporate interest expense allocations of $183,000, $133,000, and $103,000 in fiscal years 1997, 1996 and 1995, respectively. The amount of interest allocated to the phase-out period was $36,000. Interest expense has been allocated based on the ratio of net assets of the vending operation to the sum of consolidated stockholders' equity and consolidated debt less debt directly attributable to other operations. Assets (excluding inter-company) attributable to the discontinued operation are as follows at June 30,:

                                          1997          1996
                                          ----          ----
Current Assets                           $10,295       $ 7,370
Property, Plant and Equipment, net         3,176         3,619
Other Assets                                 311           200
                                         -------       -------

    Assets of Discontinued Operation     $13,782       $11,189
                                         =======       =======



Item 9.  Disagreements on Accounting and Financial Disclosures

         The Company has nothing to report under this item.

                                    PART III


     Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 (except for the information set forth at the end of Part I with respect to Executive Officers of the Company) is incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before October 28, 1997.

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

Exhibit No.         Description

 3.1     Certificate of Incorporation (5)

 3.2     By-Laws (2)

 4.1        Form of Common Stock Certificate (5)

10.1 *      Educational Computer Corporation
            1981 Incentive Stock Option Plan (5)

10.2 *      Educational Computer Corporation
            1986 Incentive Stock Option Plan (5)

10.3 *      Educational Computer Corporation
            1986 Non-Qualified Stock Option Plan (5)

10.4 *      ECC International Corp. 1991 Option Plan (4)

10.5*    Form of Stock Option Agreement for outside directors (7)

10.6 Term Loan and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and ECC International Corp. (7)

10.7 Guaranty and Surety Agreement dated as of September 20, 1994 to induce First Fidelity Bank, N.A. to make loans or other financial accommodations to ECC Simulation Limited. (7)

10.8*    Form of Director's and Officer's Agreement to Defend and Indemnify.
         (3)

10.9 First Amendment dated as of April 6, 1995 to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and ECC International Corp. (10)

10.10 Overdraft Facility dated as of April 3, 1995 by and among ECC Simulation Limited and First Fidelity Bank, N.A. London Branch. (10)

10.11 Second Amendment dated as of October 13, 1995 to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and ECC International Corp. (6)

10.12 Lease between ECC International Corp. and State of Wisconsin Investment Board for the premises 2900 Titan Row, Orlando, Florida. (6)

10.13 Lease between ECC Simulation Limited, ECC International Corp. and G.J. King & Son Limited for the premises Unit 1 Home Farm Business Centre, Brighton, England. (6)

10.14 Lease between ECC Simulation Limited, ECC International Corp. and G.J. King & Son Limited for the premises Unit 3A Home Farm Business Centre, Brighton, England. (6)

10.15 Lease between ECC Simulation Limited, ECC International Corp. and G.J. King & Son Limited for the premises Unit 2 Home Farm Business Centre, Brighton, England. (6)

10.16*      ECC International Corp. Executive Savings Plan. (6)

10.17 Third Amendment dated as of June 19, 1996 to the Term and Revolving Credit Agreement dated as of September 20, 1994 between ECC International Corp; ECC Simulation Limited and First Union National Bank (Successor by merger to First Fidelity Bank, National Association). (1)

10.18 Rights Agreement dated August 27, 1996 between ECC International Corp. and Mellon Bank, N.A. (9)

10.19 Amendment No. 1 to Rights Agreement, dated as of March 25, 1997, between ECC International Corp. and Mellon Bank, N.A. (8)


11          Schedule of Computation of Earnings Per Share

21          Subsidiaries of the Registrant

23          Consent of Coopers & Lybrand L.L.P.

27          Financial Data Schedule




*        Management contract or other compensatory plan or arrangement.

1 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996. (Commission File No. 1-8988)

2 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996. (Commission File No. 1-8988)

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

4 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991. (Commission File No. 1-8988)

5 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993. (Commission File No. 1-8988)

6 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995. (Commission File No. 1-8988)

7 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994. (Commission File No. 1-8988)

8 Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 25, 1997. (Commission File No. 1-8988)

9 Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated September 4, 1996. (Commission File No. 1-8988)

10 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995. (Commission File No. 1-8988)


     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ECC INTERNATIONAL CORP.

                                         By:      /s/ Relland Winand
                                                  ------------------------
                                                  Relland Winand
                                                  Vice President, Finance

Date:          October 10, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, by a majority of the Board of Directors.


/s/ George W.Murphy                                           )
----------------------------------------------------
George W. Murphy, President, Chief Executive                  )
  Officer and Principal Executive Officer                     )
                                                              )
/s/ Relland Winand                                            )
----------------------------------------------------
Relland Winand, Vice President, Finance                       )
  and Principal Financial and Accounting Officer              )
                                                              )
/s/ Ajit W. Hirani                                            )
----------------------------------------------------
Ajit W. Hirani, Director                                      )
                                                              )
/s/ Bruce A. Beda                                             )
----------------------------------------------------
Bruce A. Beda, Director                                       )
                                                              )
/s/ Julian Demora                                             ) October 10, 1997
----------------------------------------------------
Julian Demora, Director                                       )
                                                              )
/s/ Martin S. Kaplan                                          )
----------------------------------------------------
Martin S. Kaplan, Director                                    )
                                                              )
/s/ Jesse Krasnow                                             )
----------------------------------------------------
Jesse Krasnow, Director                                       )
                                                              )
/s/ Thomas E. McGrath                                         )
----------------------------------------------------
Thomas E. McGrath, Director                                   )
                                                              )
/s/ Merrill A. McPeak                                         )
----------------------------------------------------
Merrill A. McPeak, Director                                   )