Form 10-Q
period 1997-09-30
ECC INTERNATIONAL CORP
filed 1997-11-14
CIK 31660

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission File Number:                      1-8988
                       ---------------------------------------------------------

                             ECC International Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          Delaware                                                         23-1714658
------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

175 Strafford Avenue, Suite 116, Wayne, PA                            19087-3377
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

                                                      [X] Yes     [ ] No

        As of September 30, 1997, there were 8,154,807 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)


                                                Three Months      Three Months
                                                    Ended             Ended
                                                   9/30/97           9/30/96
                                                ------------      ------------

Net Sales                                        $   12,156        $   22,426

Cost of Sales                                         9,474            17,526
                                                 ----------        ----------

Gross Profit                                          2,682             4,900
                                                 ----------        ----------

Expenses:
   Selling, General & Administrative                  2,912             3,031
   Systems Development                                  683               151
                                                 ----------        ----------

       Total Expenses                                 3,595             3,182
                                                 ----------        ----------

Operating (Loss)/Income                                (913)            1,718
                                                 ----------        ----------

Other Income (Expense):
   Interest Income                                       83                47
   Interest Expense                                    (390)             (440)
   Other - Net                                          (67)              (13)
                                                 ----------        ----------

       Total Other (Expense)                           (374)             (406)
                                                 ----------        ----------

(Loss)/Income from Continuing Operations
   Before Income Taxes                               (1,287)            1,312

(Benefit)/Provision for Income Taxes                   (294)              572
                                                 ----------        ----------

 (Loss)/Income from Continuing Operations              (993)              740

Discontinued Operations:
   Loss from Operations (net of applicable
   income tax benefit of $343 in 1996)                   --              (526)

Net (Loss)/Income                                $     (993)       $      214
                                                 ==========        ==========

Weighted Average Common Shares Outstanding        8,119,883         8,015,351

(Loss)/Earnings Per Common Share
       from Continuing Operations                     (0.12)             0.10

(Loss)/Earnings Per Common Share
       from Discontinued Operations                      --             (0.07)

Net (Loss)/Earnings Per Common Share             $    (0.12)       $     0.03
                                                 ==========        ==========

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                    (Unaudited)      (Audited)
                                                      9/30/97         6/30/97
                                                    -----------      ---------
ASSETS

Current Assets:
   Cash                                               $ 4,312         $ 3,888
   Accounts Receivable, Net                             9,953           9,189
   Costs and Estimated Earnings in Excess
    of Billings on Uncompleted Contracts               21,678          25,497

   Inventories
       Raw Material                                     5,316           5,062
       Work in Process                                  2,830           2,326
       Finished Goods                                   2,019           2,278

   Prepaid Expenses and Other                           5,612           5,406
                                                      -------         -------

       Total Current Assets                            51,720          53,646

Property, Plant and Equipment - Net                    25,769          26,119

Other Assets                                            2,260           2,269
                                                      -------         -------

       Total Assets                                   $79,749         $82,034
                                                      =======         =======










                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Thousands)

                                                    (Unaudited)      (Audited)

                                                      9/30/97         6/30/97
LIABILITIES & STOCKHOLDERS' EQUITY                  -----------      ---------

Current Liabilities:
     Current Portion of Long-Term Debt                $    --         $ 2,250
     Accounts Payable                                   5,170           4,846
     Advances on Long-Term Contracts                    4,719           4,551
     Accrued Expenses                                   6,749           6,642
                                                      -------         -------

          Total Current Liabilities                    16,638          18,289
                                                      -------         -------

Deferred Income Taxes                                   1,559           1,559
                                                      -------         -------

Long-Term Debt                                         16,498          16,640
                                                      -------         -------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, $.10 par; authorized
       20,000,000 shares at 9/30/97 and
       6/30/97; issued and outstanding,
       8,154,807 shares at 9/30/97 and
       8,046,707 at 6/30/97                               815             805
     Preferred stock, $.10 par; authorized
       1,000,000 shares at 9/30/97 and at
       6/30/96; none issued and outstanding
       at 9/30/97 and 6/30/97                              --              --
     Capital in Excess of Par                          24,348          23,935
     Retained Earnings                                 19,756          20,749
     Cumulative Translation Adjustment                    135              57
                                                      -------         -------

Total Stockholders' Equity                             45,054          45,546
                                                      -------         -------

Total Liabilities & Stockholders' Equity              $79,749         $82,034
                                                      =======         =======

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                 (In Thousands)
                                   (Unaudited)


                                                                   Three Months            Three Months
                                                                      Ended                   Ended
                                                                     9/30/97                 9/30/96
                                                                   ------------            ------------
Cash Flows From Operating Activities:
     Net (Loss)/Income                                               $  (993)                $   214
     Items Not Requiring Cash:
     Depreciation                                                      1,128                   1,044
Changes in Certain Assets and Liabilities:
     Accounts Receivable                                                (764)                  2,258
     Cost and Estimated Earnings in Excess
          of Billings on Uncompleted Contracts                         3,819                     194
     Inventories                                                        (499)                 (1,643)
     Prepaid Expenses and Other                                         (206)                    (26)
     Accounts Payable                                                    324                  (4,299)
     Advances on Long-Term Contracts                                     168                    (844)
     Accrued Expenses                                                    528                  (1,439)
                                                                     -------                 -------

Net Cash Provided By/(Used In) Operating Activities                    3,505                  (4,541)
                                                                     -------                 -------

Cash Flows From Investing Activities:
     Additions to Property, Plant and Equipment                         (778)                 (1,033)
     Other                                                                87                     279
                                                                     -------                 -------

Net Cash Used In Investing Activities                                   (691)                   (754)
                                                                     -------                 -------

Cash Flows From Financing Activities:
     Proceeds From Issuance of Common Stock, Options
     Exercised and Warrants, Including Related Tax Benefit                 2                      71
     Repayments under Term Loan                                       (2,250)                   (750)
     New Borrowings under Revolving Credit Facility, Net                (142)                  1,770
                                                                     -------                 -------

Net Cash  (Used In)/Provided By Financing Activities                  (2,390)                  1,091
                                                                     -------                 -------

Net Increase/(Decrease) in Cash                                          424                  (4,204)

Cash at Beginning of the Period                                        3,888                   5,057
                                                                     -------                 -------

Cash at End of the Period                                            $ 4,312                 $   853
                                                                     =======                 =======



                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                     SEPTEMBER 30, 1997 AND 1996 (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                                    Three Months    Three Months
                                                       Ended           Ended
                                                      9/30/97         9/30/96
                                                    ------------    ------------

Supplemental Disclosure of  Cash Flow Information:
 Cash Paid During the Year For:
     Interest                                           $393           $420
     Income Taxes                                       $ --           $922

Supplemental Schedule of
  Non Cash Financing Activities:

Issuance of Employee Stock Incentives                   $421           $ --







        See accompanying notes to the consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying statements are unaudited and have been prepared by ECC pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 1997 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company's 1997 Annual Report to Shareholders.


2. Loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period without giving effect to the exercise of outstanding stock options assumed converted to common stock due to these incremental shares being anti-dilutive.

     Earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to the exercise of outstanding stock options assumed converted to common stock.

3. The Company did not comply with the minimum fixed charge coverage ratio at September 30, 1997 under its Term Loan and Revolving Credit Agreement and, accordingly, has received an irrevocable waiver with respect to such covenant from its bank lender. The Company made the two final required payments on its term loan totaling $2,250,000 during the first quarter of fiscal year 1998.

     Due to the pending re-negotiation of the Revolving Credit Agreement, the Company's bank lenders extended the expiration date to October 1, 1998. As such, the amount originally due on September 30, 1998 continues to be classified as long-term debt on the Consolidated Balance Sheets at September 30, 1997.

4. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Changes made to simplify the EPS computation include: eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. The statement is effective for periods ending after December 15, 1997, with prior periods restated to comply with the new standard at that time. If the new standard had been effective for the periods ended September 30, 1997 and 1996, there would have been no significant change in (loss)/earnings per share as presented in the accompanying Consolidated Statements of Operations.

5. On September 25, 1997, the Company announced a tentative agreement with Maytag Corporation for the purchase for cash by Maytag of the technology, fixed assets, inventory and trade receivables of the Company's vending operation. The agreement is subject to final negotiations and a definitive agreement between the parties. The proposed sale is currently expected to be completed during the second quarter of fiscal year 1998. It is currently anticipated that proceeds from the sale of the vending operation will be used to reduce the Company's debt.

     Operating results have been segregated in the accompanying consolidated statements of operations. Net losses of the discontinued operation were $721,000 for the three-month period ended September 30, 1997. This compares to a $526,000 net loss for the three-month period ended September 30, 1996. The net loss for the three-month period ended September 30, 1997 was included as a component of discontinued operations in the Company's June 30, 1997 consolidated financial statements. Discontinued operations at June 30, 1997 included and continue to represent managements' best estimates of the amounts expected to be realized on the proposed sale of the vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period. There can be no assurance that the actual amounts will not exceed management's estimates or that such actual amounts will not have a material adverse effect on the Company's financial condition and results of operations.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OVERVIEW

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors that May Affect Future Operating Results."

a)   MATERIAL CHANGES IN FINANCIAL CONDITION.

     During the three-month period ended September 30, 1997, the Company's principal sources of cash were billings and receipts on costs and estimated earnings in excess of billings on completed contracts and advances on contracts in the UK subsidiary. The principal uses of these and existing funds were to make the final payments on the term loan, to finance the increase in inventories and to fund improvements to the Orlando facility.

     Accounts receivable increased primarily due to billings in late September on two large F18 contracts. Payment on these billings was received in the second quarter of fiscal year 1998.

     Costs and estimated earnings in excess of billings on completed contracts decreased due to the completion or near completion of several contracts in the domestic training division.

     Work in process inventory increased primarily due to unabsorbed overhead. Overhead is absorbed on an annualized projected rate. Management expects that volume during the remaining fiscal 1998 quarters will support the currently budgeted overhead rate.

     Finished goods inventory decreased as a result of the sale of vending units inventoried at June 30, 1997.

     Prepaid expenses and other increased primarily due to the federal tax benefit recorded during the first quarter of fiscal year 1998 for federal net operating losses realized in that period.

     Accrued expenses increased as a result of accruals for payroll related expenditures, including profit sharing contributions and employee stock purchases. In addition, accruals for marketing representative commissions and fees increased during the first quarter of fiscal year 1998.

     The increase in capital in excess of par was primarily the result of employee stock bonuses issued during the first quarter of fiscal year 1998.

     The Company did not comply with the minimum fixed coverage ratio at September 30, 1997 under its Term Loan and Revolving Credit Agreement. Accordingly, the Company has received irrevocable waivers from its bank lenders with respect to this covenant. The Company made the two final required payments on its term loan totaling $2,250,000 during the first quarter of fiscal year 1998.

     Due to the pending re-negotiation of the Revolving Credit Agreement, the Company's bank lenders extended the expiration date to October 1, 1998. As such, the amount originally due on September 30, 1998 continues to be classified as long-term debt on the Consolidated Balance Sheets at September 30, 1997.

     During the remainder of fiscal year 1998, the Company anticipates spending approximately $2.1 million for new machinery and equipment and to continue to refurbish the Orlando facility.

     Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that with funds available under its loan facility and its projected cash flows the Company will have sufficient resources to meet current and future operating commitments.

b)   MATERIAL CHANGES IN RESULTS OF OPERATIONS.

     Continuing Operations

     Net sales decreased for the three-month period ended September 30, 1997 as compared to the same period ended September 30, 1996. The decrease in net sales is primarily the result of several domestic training division contracts with reduced activity as they are complete or near completion. Sales volume in the UK subsidiary also decreased substantially over the corresponding period in the prior fiscal year as the activity on its two major contracts has declined as they are expected to be completed during fiscal year 1998. In addition, there have been no significant contract awards in the UK subsidiary over the past fiscal year.

     Overall gross margin as a percentage of sales increased marginally for the three-month period ended September 30, 1997 versus the same period ended September 30, 1996.

     The domestic training division was awarded a large Javelin multi-year contract as well as several additions to other ongoing contracts late in the first quarter of fiscal year 1998. However, significant work did not commence on these contracts until the second quarter of fiscal year 1998 and therefore no revenues were realized which could have partially or fully offset the decline in sales during the first quarter of fiscal year 1998. While cost reduction initiatives continue, overhead and S,G&A levels have not decreased proportionate to the decrease in sales volume. Management anticipates that the award of the large Javelin multi-year contract, additions to several ongoing contracts, combined with further cost reduction initiatives, will result in improved results during fiscal year 1998.

     Systems development expense increased for the three-month period ended September 30, 1997 versus the corresponding period in the previous fiscal year. The increase is primarily the result of efforts in the domestic training division to develop and/or enhance technologies and processes in order to remain competitive in the industry.

     Interest expense decreased for the three-month period ended September 30, 1997 versus the corresponding period in the previous fiscal year. The decrease is a result of the final payments totaling $2,250,000 made on the Company's term loan during the first quarter of fiscal year 1998.

     Discontinued Operations

     On September 25,1997, the Company announced a tentative agreement with Maytag Corporation for the purchase for cash by Maytag of the technology, fixed assets, inventory and trade receivables of the Company's vending operation. The agreement is subject to final negotiations and a definitive agreement between the parties. The proposed sale is currently expected to be completed during the second quarter of fiscal year 1998. It is currently anticipated that proceeds from the sale of the vending operation will be used to reduce the Company's debt.

     Operating results have been segregated in the accompanying consolidated statements of operations. Net losses for the discontinued operation were $721,000 for the three-month period ended September 30, 1997. This compares to a $526,000 net loss for the three-month period ended September 30, 1996. The net loss for the three-month period ended September 30, 1997 was included as a component of discontinued operations in the Company's June 30, 1997 consolidated financial statements. Discontinued operations at June 30, 1997 included and continue to represent managements' best estimates of the amounts expected to be realized on the proposed sale of the vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period. There can be no assurance that the actual amounts will not exceed management's estimates or that such actual amounts will not have a material adverse effect on the Company's financial condition and results of operations.

c)   CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS.

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

     On September 25, 1997, the Company announced a tentative agreement with Maytag Corporation whereby Maytag would acquire the technology, fixed assets, inventory and trade receivables of ECC Vending Corp. The agreement is subject to final negotiations and a definitive agreement between the parties.

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

                           PART II. OTHER INFORMATION

                             ECC INTERNATIONAL CORP.





Item 6. EXHIBITS AND REPORTS ON FORM 8-K

               a.    EXHIBITS

                     Exhibit 11 - Schedule of Computation of Earnings Per Share

                     Exhibit 27.1 - Financial Data Schedule

                     Exhibit 27.2 - Financial Data Schedule

               b.    REPORTS ON FORM 8-K

                     The Company filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ECC INTERNATIONAL CORP.


Date  November 13, 1997                      /s/ George W. Murphy
     --------------------------              -----------------------------------
                                             George W. Murphy, President,
                                             and Chief Executive Officer





Date  November 13, 1997                      /s/ Relland Winand
     --------------------------              -----------------------------------
                                             Relland Winand
                                             Vice President, Finance and
                                             Principal Financial and
                                             Accounting Officer