Form 10-Q
period 1997-12-31
ECC INTERNATIONAL CORP
filed 1998-02-17
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 1997
                              -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    ----------------------
Commission File Number:                            1-8988
                        -------------------------------------------------------

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

                                                         [X] Yes     [ ] No

     As of December 31, 1997, there were 8,204,091 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)



                                                             Six Months      Six Months
                                                               Ended           Ended
                                                             12/31/97        12/31/96
                                                             --------        --------

Net Sales                                                    $24,676          $43,579

Cost of Sales                                                 19,787           36,003
                                                             -------          -------

Gross Profit                                                   4,889            7,576
                                                             -------          -------

Expenses:
   Selling, General & Administrative                           6,223            5,981
   Systems Development                                         1,526              398
                                                             -------          -------

       Total Expenses                                          7,749            6,379
                                                             -------          -------

Operating (Loss)/Income                                       (2,860)           1,197
                                                             -------          -------

Other Income (Expense):
   Interest Income                                                88              103
   Interest Expense                                             (673)            (906)
   Other - Net                                                    (9)              20
                                                             -------          -------

       Total Other Expense                                      (594)            (783)
                                                             -------          -------

(Loss)/Income from Continuing Operations
   Before Income Taxes                                        (3,454)             414

(Benefit)/Provision for Income Taxes                            (754)             727
                                                             -------          -------

Loss from Continuing Operations                               (2,700)            (313)

Discontinued Operations:
   Loss from Operations (net of applicable income tax
   benefit of $734 in 1996)                                       --           (1,121)
   Loss on Disposal (net of applicable income tax
   benefit of $199 in 1997)                                     (370)              --

Net Loss                                                     $(3,070)         $(1,434)
                                                             =======          =======
Loss Per Common Share - Basic and
  Assuming Dilution
Loss Per Common Share
       from Continuing Operations                            $ (0.33)         $ (0.04)
Loss Per Common Share
       from Discontinued Operations                          $ (0.05)         $ (0.14)

Net Loss Per Common Share                                    $ (0.38)         $ (0.18)
                                                             =======          =======


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                                             Three Months      Three Months
                                                                Ended              Ended
                                                               12/31/97          12/31/96
                                                               --------          --------

Net Sales                                                      $12,520            $21,153

Cost of Sales                                                   10,313             18,477
                                                               -------            -------

Gross Profit                                                     2,207              2,676
                                                               -------            -------

Expenses:
   Selling, General & Administrative                             3,311              2,950
   Systems Development                                             843                247
                                                               -------            -------

       Total Expenses                                            4,154              3,197
                                                               -------            -------

Operating Loss                                                  (1,947)              (521)
                                                               -------            -------

Other Income (Expense):
   Interest Income                                                   5                 56
   Interest Expense                                               (283)              (466)
   Other - Net                                                      58                 33
                                                               -------            -------

       Total Other Expense                                        (220)              (377)
                                                               -------            -------

Loss from Continuing Operations
   Before Income Taxes                                          (2,167)              (898)

(Benefit)/Provision for Income Taxes                              (460)               155
                                                               -------            -------

Loss from Continuing Operations                                 (1,707)            (1,053)

Discontinued Operations:
   Loss from Operations (net of applicable income tax
   benefit of $391 in 1996)                                       --                 (595)
   Loss on Disposal (net of applicable income tax
   benefit of $199 in 1997)                                       (370)              --

Net Loss                                                       $(2,077)           $(1,648)
                                                               =======            =======

Loss Per Common Share - Basic and
  Assuming Dilution
Loss Per Common Share
       from Continuing Operations                              $ (0.21)           $ (0.13)
Loss Per Common Share
       from Discontinued Operations                            $ (0.05)           $ (0.08)

Net Loss Per Common Share                                      $ (0.26)           $ (0.21)
                                                               =======            =======

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                (Unaudited)                 (Audited)
                                                                  12/31/97                   6/30/97
                                                                  --------                   -------
ASSETS

Current Assets:
   Cash                                                           $ 2,076                    $ 3,888
   Accounts Receivable, Net                                         6,920                      9,189
   Costs and Estimated Earnings in Excess
    of Billings on Uncompleted Contracts                           22,613                     25,497

   Inventories
       Raw Material                                                 3,894                      5,062
       Work in Process                                              2,623                      2,326
       Finished Goods                                               1,290                      2,278

   Prepaid Expenses and Other                                       5,914                      5,406
                                                                  -------                    -------

       Total Current Assets                                        45,330                     53,646

Property, Plant and Equipment - Net                                22,722                     26,119

Other Assets                                                        2,310                      2,269
                                                                  -------                    -------

       Total Assets                                               $70,362                    $82,034
                                                                  =======                    =======



                                                              Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Thousands)

                                              (Unaudited)        (Audited)
                                               12/31/97           6/30/97
                                               --------           -------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Current Portion of Long-Term Debt          $11,098          $ 2,250
     Accounts Payable                             3,748            4,846
     Advances on Long-Term Contracts              6,035            4,551
     Accrued Expenses                             4,903            6,642
                                                -------          -------

          Total Current Liabilities              25,784           18,289
                                                -------          -------

Deferred Income Taxes                             1,559            1,559
                                                -------          -------

Long-Term Debt                                     --             16,640
                                                -------          -------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, $.10 par; authorized
       20,000,000 shares at 12/31/97 and
       6/30/97; issued and outstanding,
       8,204,091 shares at 12/31/97 and
       8,046,707 at 6/30/97                         822              805
     Preferred stock, $.10 par; authorized
       1,000,000 shares at 12/31/97 and at
       6/30/97; none issued and outstanding
       at 12/31/97 and 6/30/97                       --               --
     Capital in Excess of Par                    24,437           23,935
     Retained Earnings                           17,679           20,749
     Cumulative Translation Adjustment               81               57
                                                -------          -------

Total Stockholders' Equity                       43,019           45,546
                                                -------          -------

Total Liabilities & Stockholders' Equity         70,362          $82,034
                                                =======          =======



        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1997 AND 1996
                                 (In Thousands)
                                   (Unaudited)

                                                                   Six Months        Six Months
                                                                     Ended             Ended
                                                                    12/31/97          12/31/96
                                                                    --------          --------

Cash Flows From Operating Activities:
     Net Loss                                                       $(3,070)          $(1,434)
     Items Not Requiring Cash:
     Depreciation                                                     2,284             2,250
     Provision for Discontinued Operations                              569              --
Changes in Certain Assets and Liabilities:
     Accounts Receivable                                                432             4,088
     Cost and Estimated Earnings in Excess
          of Billings on Uncompleted Contracts                        2,884            (3,786)
     Inventories                                                     (1,879)           (1,088)
     Prepaid Expenses and Other                                        (508)             (263)
     Accounts Payable                                                (1,098)           (1,941)
     Advances on Long-Term Contracts                                  1,484             4,208
     Accrued Expenses                                                (1,615)           (1,085)
                                                                    -------           -------

Net Cash (Used In)/Provided By Operating Activities                    (517)              949
                                                                    -------           -------

Cash Flows From Investing Activities:
     Proceeds from Sale of Discontinued Operations                    7,881              --
     Additions to Property, Plant and Equipment                      (1,886)           (2,485)
     Other                                                              (17)              381
                                                                    -------           -------

Net Cash Provided By/(Used In) Investing Activities                   5,978            (2,104)
                                                                    -------           -------

Cash Flows From Financing Activities:
     Proceeds From Issuance of Common Stock, Options
     Exercised and Warrants, Including Related Tax Benefit              519               501
     Repayments under Term Loan                                      (2,250)           (1,500)
     Borrowings under Revolving Credit Facility, Net                 (5,542)            2,946
                                                                    -------           -------

Net Cash  (Used In)/Provided By Financing Activities                 (7,273)            1,947
                                                                    -------           -------

Net (Decrease)/Increase in Cash                                      (1,812)              792

Cash at Beginning of the Period                                       3,888             5,057
                                                                    -------           -------

Cash at End of the Period                                           $ 2,076           $ 5,849
                                                                    =======           =======


                                                                Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                     DECEMBER 31, 1997 AND 1996 (Continued)
                                 (In Thousands)
                                   (Unaudited)

                                                         Six Months    Six Months
                                                           Ended         Ended
                                                          12/31/97      12/31/96
                                                          --------      --------

Supplemental Disclosure of  Cash Flow Information:
 Cash Paid During the Year For:
     Interest                                               $707          $883
     Income Taxes                                           $ --          $922

Supplemental Schedule of
  Non Cash Financing Activities:

Issuance of Employee Stock Incentives                       $421          $ --
Issuance of Director Equity Compensation                    $ 41          $ --






        See accompanying notes to the consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying statements are unaudited and have been prepared by ECC pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 1997 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

2. Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period adjusted for the number of shares that would have been outstanding if the dilutive potential common shares had been issued. The diluted loss per share does not assume the exercise of options that would have an antidilutive effect on earnings per share.

     The weighted-average number of common shares outstanding for the basic and diluted per share calculations are identical since the assumed exercise of options would be antidilutive.

     The weighted-average number of common shares outstanding for each period presented are as follows:

                                         12/31/97                   12/31/96
                                         --------                   --------
       Three-months ended               8,157,716                  7,872,223

       Six-months ended                 8,138,517                  7,853,740


3. The Company did not comply with the minimum fixed charge coverage ratio at September 30, 1997 or December 31, 1997 under its Term Loan and Revolving Credit Agreement and, accordingly, has received irrevocable waivers with respect to such covenant from its bank lender. The Company made the two final required payments on its term loan totaling $2,250,000 during the first quarter of fiscal year 1998.

     On November 25, 1997, the Company executed an amendment to its Revolving Credit Agreement whereby the maximum aggregate principal amount of advances, including the face amount of Letters of Credit, was reduced from $25 million to $15 million. In addition, the Company was required to pay $6 million on the Revolving Credit Agreement with proceeds from the sale of certain assets of the vending operation.

     The Company's bank lenders also extended the Revolving Credit Agreement's expiration date to October 1, 1998. Pending re-negotiation of the Revolving Credit Agreement, outstanding amounts due under the Agreement are classified as current liabilities in the consolidated balance sheet at December 31, 1997.

4. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Changes made to simplify the EPS computation include: eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. The Company adopted this standard during the second quarter of fiscal year 1998. There was no significant change in loss per share as a result of the adoption of this standard. Loss per share amounts for all periods presented were restated to conform to the SFAS 128 requirements.

5. On November 25,1997, the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. Proceeds from the sale of the vending operation were used to reduce the Company's debt.

     Operating results have been segregated in the accompanying consolidated statements of operations. Net losses for the six and three-month periods ended December 31, 1997 were included as a component of discontinued operations in the Company's June 30, 1997 consolidated financial statements. Discontinued operations at June 30, 1997 included management's best estimates of the amounts expected to be realized on the sale of the vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period.

     During the second quarter of fiscal year 1998, the Company recorded an additional provision for the estimated loss on disposal of discontinued operations of $370,000, after-tax. This change in the estimated loss resulted primarily from additional costs associated with the consummation of the sale of the fixed assets, inventory and trade receivables of the vending operation.

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

     a)   MATERIAL CHANGES IN FINANCIAL CONDITION.

          During the six-month period ended December 31, 1997, the Company's principal sources of cash were proceeds from the sale of certain assets of the vending operation, billings and receipts on costs and estimated earnings in excess of billings on uncompleted contracts and advances on contracts in the UK subsidiary. The principal uses of these funds were to make the final payments on the term loan, pay down the revolving credit agreement, reduce accounts payable and accrued expenses, finance the increase in inventories and to fund improvements to the Orlando facility.

          Accounts receivable, raw material, and property, plant and equipment decreased as a result of the sale of these items in connection with the disposal of the vending operation. (See Note 5 to the Consolidated Financial Statements.)

          Costs and estimated earnings in excess of billings on uncompleted contracts decreased due to the completion or near completion of several contracts in the domestic training division.

          Work in process inventory increased primarily due to unabsorbed overhead. Overhead is absorbed on an annualized projected rate. Management expects that volume during the remaining fiscal 1998 quarters will support the currently budgeted overhead rate.

          Finished goods inventory decreased as a result of the sale of vending units inventoried at June 30, 1997.

          Prepaid expenses and other increased primarily due to the federal tax benefit recorded for the federal net operating loss realized during the six-month period ended December 31, 1997.

          Advances on long-term contracts increased as a result of payments received in advance of work performed on contracts in the U.K. division.

          Accrued expenses decreased primarily as a result of the realization of accrued losses associated with the sale of certain assets of the vending operation on November 25, 1997. (See Note 5 to the Consolidated Financial Statements.)

          The increase in capital in excess of par was primarily the result of employee stock bonuses and director equity compensation during the six-month period ended December 31, 1997.

          The Company did not comply with the minimum fixed charge coverage ratio at September 30, 1997 or December 31, 1997 under its Term Loan and Revolving Credit Agreement and, accordingly, has received irrevocable waivers with respect to such covenant from its bank lender. The Company made the two final required payments on its term loan totaling $2,250,000 during the first quarter of fiscal year 1998.

          On November 25, 1997, the Company executed an amendment to its Revolving Credit Agreement whereby the maximum aggregate principal amount of advances, including the face amount of Letters of Credit, was reduced from $25 million to $15 million. In addition, the Company was required to pay $6 million on the Revolving Credit Agreement with proceeds from the sale of certain assets of the vending operation.

          The Company's bank lenders also extended the Revolving Credit Agreement's expiration date to October 1, 1998. Pending re-negotiation of the Revolving Credit Agreement, outstanding amounts due under the Loan Facility are classified as current liabilities in the consolidated balance sheet at December 31, 1997.

          During the remainder of fiscal year 1998, the Company anticipates spending approximately $1 million for new machinery and equipment and to continue to refurbish the Orlando facility.

          Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that with funds available under its loan facility and its projected cash flows, the Company will have sufficient resources to meet current and future operating commitments.

     b)   MATERIAL CHANGES IN RESULTS OF OPERATIONS.

          Continuing Operations

          Net sales decreased for the six and three-month periods ended December 31, 1997 as compared to the same periods ended December 31, 1996. The decrease in net sales is primarily the result of several domestic training division contracts with reduced activity as they are complete or near completion. This decrease in net sales was only partially offset by sales generated from the award of a large Javelin multi-year contract and several additions to other ongoing contracts during the first quarter of fiscal year 1998.

          Net sales volume in the UK subsidiary also decreased for the six and three-month periods ended December 31, 1997 as compared to the same periods ended December 31, 1996. The decrease in net sales in the UK is a result of reduced activity on its two major contracts as they are expected to be completed during fiscal year 1998. In addition, there have been no significant contract awards in the UK over the past fiscal year.

          Overall gross margin as a percentage of net sales increased marginally for the six and three-month periods ended December 31, 1997 versus the same periods ended December 31, 1996. While cost reduction initiatives continue, overhead levels have not decreased proportionate to the decrease in sales volume. Management anticipates that the award of the large Javelin multi-year contract, additions to several ongoing contracts, combined with further cost reduction initiatives, will result in improved results for the remainder of fiscal year 1998.

          Selling, general and administrative expense increased primarily as a result of fees paid to international marketing representatives.

          Systems development expense increased for the six and three-month periods ended December 31, 1997 versus the corresponding periods in the prior fiscal year. The increase is the result of efforts in the domestic training division to develop and/or enhance technologies and processes in order to remain competitive in the industry.

          Interest expense decreased for the six and three-month periods ended December 31, 1997 versus the corresponding period in the previous fiscal year. The decrease is a result of the final payments totaling $2,250,000 on the Company's term loan during the first quarter of fiscal year 1998. In addition, proceeds from the sale of certain assets of the vending operation were used to pay down the revolving credit facility during the second quarter of fiscal year 1998. (See
          Note 5 to the Consolidated Financial Statements.)

          Discontinued Operations

          On November 25,1997 the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. Proceeds from the sale of the vending operation were used to reduce the Company's debt.

          Operating results have been segregated in the accompanying consolidated statements of operations. Net losses for the six and three-month periods ended December 31, 1997 were included as a component of discontinued operations in the Company's June 30, 1997 consolidated financial statements. Discontinued operations at June 30, 1997 included management's best estimates of the amounts expected to be realized on the sale of the vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period.

          During the second quarter of fiscal year 1998, the Company recorded an additional provision for the estimated loss on disposal of discontinued operations of $370,000, after-tax. This change in the estimated loss resulted primarily from additional costs associated with the consummation of the sale of the fixed assets, inventory and trade receivables of the vending operation.

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

          The Company recognizes that it must ensure that its products and operations will not be adversely impacted by various so-called "Year 2000" systems and software failures which can arise in certain date-sensitive functions. All of the Company's products are currently Year 2000 compliant, and therefore, the Company does not expect to undertake additional research and development efforts in this regard. In addition, the Company is in the process of identifying anticipated costs, problems and uncertainties associated with making its internal-use operating systems Year 2000 compliant. In general, the Company expects to resolve the Year 2000 issue with respect to its computer systems and software applications through upgrade, conversion, modification or replacement of non-compliant systems and applications. There can be no assurance, however, that the systems of other parties upon which the Company's business also relies will be Year 2000 compliant. The costs of becoming Year 2000 compliant, or the failure thereof by the Company or other parties, could have a material adverse effect on the Company's business, financial condition or results of operations.

                           PART II. OTHER INFORMATION

                             ECC INTERNATIONAL CORP.


     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on December 4, 1997, the following proposals were adopted by the vote specified below:

                                                       Votes          Votes                       Broker
          Proposal                                     For            Against        Abstain      NonVotes

          1)     To elect the Board of Directors

                 Bruce A. Beda                         6,773,285      620,145        --            6,502
                 Julian Demora                         6,775,115      618,315        --            4,672
                 Ajit W. Hirani                        6,762,197      631,233        --           17,590
                 Martin S. Kaplan                      6,702,184      691,246        --           77,603
                 Jesse Krasnow                         6,702,495      690,935        --           77,292
                 Thomas E. McGrath                     6,702,365      691,065        --           77,422
                 Merrill A. McPeak                     6,768,182      625,248        --           11,605
                 George W. Murphy                      6,680,786      712,644        --           99,001

          2)     To approve the Company's 1997 Director Equity Compensation Plan.

                                                       7,040,964      286,928        65,467       758,431

          3)   To ratify the appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants for the fiscal year ending June 30,
               1998.

                                                       7,276,152      43,286         73,992       758,360

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

               a.   EXHIBITS

                    Exhibit 10.1 - Amendment dated as of November 13, 1997, to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A.

                    Exhibit 10.2 - Amendment dated as of December 19, 1997, to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A.

                    Exhibit 10.3 - Asset Purchase Agreement, dated as of November 25, 1997, by and among Dixie-Narco, Inc., ECC International Corp. and ECC Vending Corp. is incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 25, 1997. (Commission File No. 1-8988)

                    Exhibit 10.4 - Director Equity Compensation Plan is incorporated by reference to Annex A to the Company's Definitive Schedule 14A filed with the SEC on October 27, 1997. (Commission File No. 1-8988)

                    Exhibit 27.1 - Financial Data Schedule

                    Exhibit 27.2 - Financial Data Schedule

               b.   REPORTS ON FORM 8-K

                    On December 10, 1997, the Company filed a Current Report on Form 8-K, dated November 25, 1997, to report the completion of the sale of certain assets and properties of ECC Vending Corp. to Dixie-Narco, Inc.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              ECC INTERNATIONAL CORP.


Date     February 13, 1998                     /s/ George W. Murphy
        ------------------------              -----------------------------
                                              George W. Murphy, President,
                                              and Chief Executive Officer





Date     February 13, 1998                     /s/ Relland Winand
        ------------------------              -----------------------------
                                              Relland Winand
                                              Vice President, Finance and
                                              Principal Financial and
                                              Accounting Officer