Form 10-Q/A
period 1997-12-31
ECC INTERNATIONAL CORP
filed 1998-05-15
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to________________________

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

EXPLANATORY NOTE

     This Amendment No. 1 on Quarterly Report on Form 10-Q/A of ECC International Corp. amends and restates Item 6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (File No. 1-8988).

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

     The exhibits listed in the Exhibit Index filed as part of this report are filed as part of or are included in this report.

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



                                         ECC INTERNATIONAL CORP.


Date  May 12, 1998                       /s/ Relland Winand
                                         ---------------------------------------
                                         Relland Winand
                                         Vice President, Finance

                                  EXHIBIT INDEX
                                  -------------


Exhibit
  No.                   Description
-------                 -----------

10.1 Amendment dated as of November 13, 1997, to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. is incorporated by reference to
          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (Commission File No. 1-8988)

10.2 Amendment dated as of December 19, 1997, to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. is incorporated by reference to
          Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (Commission File No. 1-8988)

10.3 Asset Purchase Agreement, dated as of November 25, 1997, by and among Dixie-Narco, Inc., ECC International Corp. and ECC Vending Corp. is incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 25, 1997. (Commission File No. 1-8988)

10.4 Director Equity Compensation Plan is incorporated by reference to Annex A to the Company's Definitive Schedule 14A filed with the SEC on October 27, 1997. (Commission File No. 1-8988)

27.1      Restated Financial Data Schedule for the year ended June 30, 1995

27.2 Restated Financial Data Schedule for the three months ended September 30, 1995, the six months ended December 31, 1995, the nine months ended March 31, 1996 and the year ended June 30, 1996

27.3 Restated Financial Data Schedule for the nine months ended March 31, 1997 and the year ended June 30, 1997