Form 10-Q
period 1998-03-31
ECC INTERNATIONAL CORP
filed 1998-05-15
CIK 31660

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998
                               --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number:  1-8988

                             ECC International Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Delaware                                                 23-1714658
--------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

175 Strafford Avenue, Suite 116, Wayne, PA                            19087-3377
----------------------------------------                             -----------
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

                                               [X] Yes     [  ] No

     As of March 31, 1998, there were 8,212,141 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                            Nine Months   Nine Months
                                              Ended          Ended
                                             3/31/98        3/31/97
                                            -----------   -----------

Net Sales                                    $ 37,224      $ 57,421

Cost of Sales                                  30,197        48,553
                                             --------      --------
Gross Profit                                    7,027         8,868
                                             --------      --------
Expenses:
   Selling, General & Administrative            9,649         8,544
   Systems Development                          1,958           620
                                             --------      --------
        Total Expenses                         11,607         9,164
                                             --------      --------
Operating Loss                                 (4,580)         (296)
                                             --------      --------
Other Income (Expense):
   Interest Income                                202           400
   Interest Expense                              (886)       (1,377)
   Other - Net                                     99           (64)
                                             --------      --------
        Total Other Expense                      (585)       (1,041)
                                             --------      --------

Loss from Continuing Operations
   Before Income Taxes                         (5,165)       (1,337)

(Benefit)/Provision for Income Taxes           (1,015)          318
                                             --------      --------
Loss from Continuing Operations                (4,150)       (1,655)

Discontinued Operations:
   Loss from Operations (net of applicable
   income tax benefit of $1,142 in FY 1997         --        (1,731)
   Loss on Disposal (net of applicable
   income tax of $199 in FY 1998)                (370)           --
                                             --------      --------
Net Loss                                     $ (4,520)     $ (3,386)
                                             ========      ========

Loss Per Common Share - Basic and
  Assuming Dilution:

Loss Per Common Share
        from Continuing Operations           $  (0.51)     $  (0.21)
Loss Per Common Share
        from Discontinued Operations         $  (0.04)     $  (0.22)

Net Loss Per Common Share                    $  (0.55)     $  (0.43)
                                             ========      ========

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                    Three Months   Three Months
                                                         Ended         Ended
                                                        3/31/98       3/31/97
                                                     -----------    -----------

Net Sales                                             $ 12,548      $ 13,842

Cost of Sales                                           10,410        12,550
                                                      --------      --------
Gross Profit                                             2,138         1,292
                                                      --------      --------
Expenses:
   Selling, General & Administrative                     3,426         2,563
   Systems Development                                     432           222
                                                      --------      --------
        Total Expenses                                   3,858         2,785
                                                      --------      --------
Operating Loss                                          (1,720)       (1,493)
                                                      --------      --------

Other Income (Expense):
   Interest Income                                         114           297
   Interest Expense                                       (213)         (471)
   Other - Net                                             108           (84)
                                                      --------      --------
        Total Other Income/(Expense)                         9          (258)
                                                      --------      --------

Loss from Continuing Operations
   Before Income Taxes                                  (1,711)       (1,751)

Benefit for Income Taxes                                  (261)         (409)
                                                      --------      --------
Loss from Continuing Operations                         (1,450)       (1,342)

Discontinued Operations:
   Loss from Operations (net of applicable
   income tax benefit of $408 in 1997)                      --          (610)
                                                      --------      --------
Net Loss                                              $ (1,450)     $ (1,952)
                                                      ========      ========

Loss Per Common Share - Basic and
  Assuming Dilution:
Loss Per Common Share
        from Continuing Operations                    $  (0.18)     $  (0.17)
Loss Per Common Share
        from Discontinued Operations                  $  (0.00)     $  (0.08)

Net Loss Per Common Share                             $  (0.18)     $  (0.25)
                                                      ========      ========

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                               (Unaudited)   (Audited)
                                                3/31/98       6/30/97
                                               -----------   ---------
ASSETS

Current Assets:
   Cash                                         $ 6,622       $ 3,888
   Accounts Receivable, Net                       4,937         9,189
   Costs and Estimated Earnings in Excess
    of Billings on Uncompleted Contracts         19,165        25,497

   Inventories
        Raw Material                              2,717         5,062
        Work in Process                           3,828         2,326
        Finished Goods                            1,290         2,278

   Prepaid Expenses and Other                     5,981         5,406
                                                -------       -------

        Total Current Assets                     44,540        53,646

Property, Plant and Equipment - Net              22,485        26,119

Other Assets                                      2,485         2,269
                                                -------       -------

        Total Assets                            $69,510       $82,034
                                                =======       =======










                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In Thousands)

                                               (Unaudited)   (Audited)
                                                3/31/98       6/30/97
                                               -----------   ---------
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
   Current Portion of Long-Term Debt            $11,161       $ 2,250
   Accounts Payable                               4,819         4,846
   Advances on Long-Term Contracts                5,969         4,551
   Accrued Expenses                               4,428         6,642
                                                -------       -------
         Total Current Liabilities               26,377        18,289
                                                -------       -------
Deferred Income Taxes                             1,559         1,559
                                                -------       -------
Long-Term Debt                                       --        16,640
                                                -------       -------

Commitments and Contingencies

Stockholders' Equity:
   Common stock, $.10 par; authorized
     20,000,000 shares at 3/31/98 and
     6/30/97; issued and outstanding,
     8,212,141 shares at 3/31/98 and
     8,046,707 at 6/30/97                           824           805
   Preferred stock, $.10 par; authorized
     1,000,000 shares at 3/31/98 and at
     6/30/97; none issued and outstanding
     at 3/31/98 and 6/30/97                          --            --
   Capital in Excess of Par                      24,503        23,935
   Retained Earnings                             16,229        20,749
   Cumulative Translation Adjustment                 18            57
                                                -------       -------
Total Stockholders' Equity                       41,574        45,546
                                                -------       -------
Total Liabilities & Stockholders' Equity        $69,510       $82,034
                                                =======       =======



        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                             MARCH 31, 1998 AND 1997
                                 (In Thousands)
                                   (Unaudited)


                                                            Nine Months    Nine Months
                                                               Ended          Ended
                                                              3/31/98         3/31/97
                                                            -----------    -----------

Cash Flows From Operating Activities:
Net Loss                                                     $(4,520)       $(3,386)
Items Not Requiring Cash:
      Depreciation                                             3,298          2,904
      Provision for Discontinued Operations                      569             --
Changes in Certain Assets and Liabilities:
      Accounts Receivable                                      2,415          2,535
      Costs and Estimated Earnings in Excess
            of Billings on Uncompleted Contracts               6,332          6,860
      Inventories                                             (1,907)        (1,065)
      Prepaid Expenses and Other                                (575)           (69)
      Accounts Payable                                           (27)        (5,782)
      Advances on Long-Term Contracts                          1,418          1,723
      Accrued Expenses                                        (1,601)        (2,778)
                                                             -------        -------

Net Cash Provided By Operating Activities                      5,402            942
                                                             -------        -------

Cash Flows From Investing Activities:
      Proceeds from Sale of Discontinued Operations            7,881             --
      Additions to Property, Plant and Equipment              (2,662)        (2,495)
      Other                                                     (255)           199
                                                             -------        -------

Net Cash Provided By/(Used In) Investing Activities            4,964         (2,296)
                                                             -------        -------

Cash Flows From Financing Activities:
      Proceeds From Issuance of Common Stock, Options
      Exercised and Warrants, Including Related Tax Benefit       97            575
      Repayments under Term Loan                              (2,250)        (2,250)
      Borrowings under Revolving Credit Facility, Net         (5,479)         1,204
                                                             -------        -------

Net Cash Used In Financing Activities                         (7,632)          (471)
                                                             -------        -------

Net Increase/(Decrease) in Cash                                2,734         (1,825)

Cash at Beginning of the Period                                3,888          5,057
                                                             -------        -------

Cash at End of the Period                                    $ 6,622        $ 3,232
                                                             =======        =======



                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                       MARCH 31, 1998 AND 1997 (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                                      Nine Months    Nine Months
                                                         Ended          Ended
                                                        3/31/98        3/31/97
                                                      -----------    -----------
Supplemental Disclosure of  Cash Flow Information:
 Cash Paid During the Year For:
      Interest                                           $940           $1,422
      Income Taxes                                       $ --           $  922

Supplemental Schedule of
  Non Cash Financing Activities:

Issuance of Employee Stock Incentives                    $421           $   --
Issuance of Director Equity Compensation                 $ 69           $   --












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

     The weighted-average number of common shares outstanding for the basic and diluted per share calculations are identical since the assumed exercise of all outstanding options would be antidilutive.

     The weighted-average number of common shares outstanding for each period presented are as follows:

                                   3/31/98          3/31/97
                                  ---------        ---------

     Three-months ended           8,204,292        7,960,739

     Nine-months ended            8,160,122        7,888,900


3. The Company did not comply with the minimum fixed charge coverage ratio at September 30, 1997, December 31, 1997 or March 31, 1998 under its Term Loan and Revolving Credit Agreement and, accordingly, has received irrevocable waivers with respect to such covenant from its bank lender. The Company made the two final required payments on its term loan totaling $2,250,000 during the first quarter of fiscal year 1998.

     On November 25, 1997, the Company executed an amendment to its Revolving Credit Agreement whereby the maximum aggregate principal amount of advances, including the face amount of Letters of Credit, was reduced from $25 million to $15 million. In addition, the Company was required to pay $6 million on the Revolving Credit Agreement with proceeds from the sale of certain assets of the vending operation. An amendment dated February 17, 1998 further reduced permitted borrowings under the Revolving Credit Agreement to $13 million. In addition, the February 17, 1998 amendment modified the fixed charge covenant and the current ratio covenant.


     The Company's bank lenders also extended the Revolving Credit Agreement's expiration date to October 1, 1998. Pending re-negotiation of the Revolving Credit Agreement, outstanding amounts due under the Agreement are classified as current liabilities in the consolidated balance sheet at March 31, 1998.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Changes made to simplify the EPS computation include: eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. The Company adopted this standard during the second quarter of fiscal year 1998. There was no significant change in loss per share as a result of the adoption of this standard. Loss per share amounts for all periods presented were restated to conform to the SFAS 128 requirements.

5. On November 25,1997, the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. Proceeds from the sale of the vending operation were used to reduce the Company's debt.

     Operating results have been segregated in the accompanying consolidated statements of operations. Net losses for the nine and three-month periods ended March 31, 1998 were included as a component of discontinued operations in the Company's June 30, 1997 consolidated financial statements. Discontinued operations at June 30, 1997 included management's best estimates of the amounts expected to be realized on the sale of the vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period.

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

a)   MATERIAL CHANGES IN FINANCIAL CONDITION.

     During the nine-month period ended March 31, 1998, the Company's principal sources of cash were proceeds from the sale of certain assets of the vending operation, billings and receipts on costs and estimated earnings in excess of billings on uncompleted contracts and advances on contracts in the UK subsidiary. The principal uses of these funds were to make the final payments on the term loan, pay down the revolving credit agreement, finance the increase in inventories and to fund the improvements to the Orlando facility.

     Accounts receivable, raw material, and property, plant and equipment decreased as a result of the sale of these items in connection with the disposal of the vending operation. (See Note 5 to the Consolidated Financial Statements.)

     Accounts receivable also decreased as a result of the near completion of the two main contracts in the UK subsidiary.

     Costs and estimated earnings in excess of billings on uncompleted contracts decreased due to the completion or near completion of several contracts in the domestic training division. This decrease was partially offset by progress on several new domestic training division contracts which were awarded during the third quarter of fiscal year 1998.

     Work in process inventory increased primarily due to unabsorbed overhead. Overhead is absorbed on an annualized projected rate. Management expects that volume during the fourth quarter of fiscal year 1998 will support the currently budgeted overhead rate.

     Finished goods inventory decreased as a result of the sale of vending units inventoried at June 30, 1997.

     Prepaid expenses and other increased primarily due to the federal tax benefit recorded for the federal net operating loss realized during the nine-month period ended March 31, 1998.

     Advances on long-term contracts increased as a result of payments received in advance of work performed on contracts in the UK division.

     Accrued expenses decreased primarily as a result of the realization of accrued losses associated with the sale of certain assets of the vending operation on November 25, 1997. (See Note 5 to the Consolidated Financial Statements.)

     The increase in capital in excess of par was primarily the result of employee stock bonuses and director equity compensation during the nine-month period ended March 31, 1998.

     The Company did not comply with the minimum fixed charge coverage ratio at September 30, 1997, December 31, 1997 and March 31, 1998 under its Term Loan and Revolving Credit Agreement and, accordingly, has received irrevocable waivers with respect to such covenant from its bank lender. The Company made the two final required payments on its term loan totaling $2,250,000 during the first quarter of fiscal year 1998.

     On November 25, 1997, the Company executed an amendment to its Revolving Credit Agreement whereby the maximum aggregate principal amount of advances, including the face amount of Letters of Credit, was reduced from $25 million to $15 million. The Company was also required to pay $6 million on the Revolving Credit Agreement with proceeds from the sale of certain assets of the vending operation. An amendment dated February 17, 1998 further reduced permitted borrowings under the Revolving Credit Agreement to $13 million. In addition, the February 17, 1998 amendment modified the fixed charge covenant and the current ratio covenant.

     The Company's bank lenders also extended the Revolving Credit Agreement's expiration date to October 1, 1998. Pending re-negotiation of the Revolving Credit Agreement, outstanding amounts due under the Loan Facility are classified as current liabilities in the consolidated balance sheet at March 31, 1998.

     During the remainder of fiscal year 1998, the Company anticipates spending approximately $400,000 for new machinery and equipment and to continue to refurbish the Orlando facility.

     Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that with funds available under its loan facility and its projected cash flows, the Company will have sufficient resources to meet current and future operating commitments.

b)   MATERIAL CHANGES IN RESULTS OF OPERATIONS.

     Continuing Operations

     Net sales decreased for the nine and three-month periods ended March 31, 1998 as compared to the same periods ended March 31, 1997. The decrease in net sales was primarily the result of several domestic training division contracts with reduced activity as they are complete or near completion. This decrease in net sales was partially offset by sales generated from the award of several new contracts during the third quarter of fiscal year 1998 including: Javelin multi-year; CCTT LRIP; a Saudi VIGS contract; as well as several additions to other ongoing contracts.

     Net sales volume in the UK subsidiary also decreased for the nine and three-month periods ended March 31, 1998 as compared to the same periods ended March 31, 1997. The decrease in net sales in the UK was a result of reduced activity on its two major contracts as they are expected to be completed during the first half of fiscal year 1999. The UK subsidiary was awarded a contract for Cabin Crew Training equipment from Airtours International Airways Ltd. during the third quarter of fiscal year 1998, however, activity on this new contract was minimal during this period. The Board of Directors is currently reviewing the Company's options regarding ECC Simulation Limited to determine whether sufficient opportunities exist for this operation to return to profitability.

     Overall gross margin as a percentage of net sales increased for the nine and three-month periods ended March 31, 1998 versus the same periods ended March 31, 1997. This increase was a result of the completion or near completion of many large "cost plus" type contracts which have historically had lower gross margins than the "fixed price" type. In addition, the Company is continuing cost reduction initiatives, including significant workforce reductions. However, overhead levels have not decreased proportionate to the decrease in sales volume. Management anticipates that the activity generated from several of its new contracts, combined with continued cost reduction initiatives, will result in improved results during the fourth quarter of fiscal year 1998.

     Selling, general and administrative expense increased for the nine and three-month periods ended March 31, 1998 versus the corresponding period in the prior fiscal year primarily as a result of fees paid to international marketing representatives, consulting fees and an increase in bid and proposal activities.

     Systems development expense increased for the nine and three-month periods ended March 31, 1998 versus the corresponding period in the previous fiscal year. The increase is primarily the result of efforts in the domestic training division to develop and/or enhance technologies and processes in order to remain competitive in the industry.

     Interest income decreased for the nine and three-month periods ended March 31, 1998 as interest due the Company based on the IRS look-back method of accounting for completed contracts was substantially lower than the amount received in the corresponding period in the prior fiscal year.

     Interest expense decreased for the nine and three-month periods ended March 31, 1998 versus the corresponding periods in the previous fiscal year. The decrease was primarily the result of final payments totaling $2,250,000 on the Company's term loan during the first quarter of fiscal year 1998 as well as payments totaling $5,500,000 on the revolving credit facility during the second quarter of fiscal year 1998.

     Discontinued Operations

     On November 25, 1997 the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. Proceeds from the sale of the vending operation were used to reduce the Company's debt.

     Operating results have been segregated in the accompanying consolidated statements of operations. Net losses for the nine and three-month periods ended March 31, 1998 were included as a component of discontinued operations in the Company's June 30, 1997 consolidated financial statements. Discontinued operations at June 30, 1997 included management's best estimates of amounts expected to be realized on the sale of the vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period.

     During the second quarter of fiscal year 1998, the Company recorded an additional provision for the estimated loss on disposal of discontinued operations of $370,000, after-tax. The change in the estimated loss resulted primarily from additional costs associated with the consummation of the sale of the fixed assets, inventory and trade receivables of the vending operation.

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

     The Company's UK subsidiary, ECC Simulation Limited, has experienced significant losses in recent quarters. The Company has initiated a 20% workforce reduction in the UK subsidiary and additional workforce reductions and other cost-saving measures will be made in the future as necessary. The Board of Directors is currently reviewing the Company's options to determine the Company's future plans with respect to the UK subsidiary. There can be no assurance that the UK subsidiary will return to profitability in the near term or at all.

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

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II. OTHER INFORMATION

                             ECC INTERNATIONAL CORP.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   EXHIBITS

              Exhibit 10.1 - Amendment, dated as of January 30, 1998, to the Term Loan and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A.

              Exhibit 10.2 - Amendment, dated as of February 17, 1998, to the Term Loan and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A.

              Exhibit 10.3 - Amendment, dated as of March 16, 1998, to the Term Loan and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A.

              Exhibit 10.4 - Amended and Restated Revolving Credit Note, dated February 17, 1998.

              Exhibit 27.1 - Financial Data Schedule for the nine-month period ended March 31, 1998.

         b.   REPORTS ON FORM 8-K

              None.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               ECC INTERNATIONAL CORP.




Date MAY 15, 1998                              /s/ Relland Winand
                                               ---------------------------------
                                               Relland Winand
                                               Vice President, Finance and
                                               Principal Financial and
                                               Accounting Officer