Form 10-K405
period 1998-06-30
ECC INTERNATIONAL CORP
filed 1998-10-13
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to_______________________


Commission file number 001-8988

                             ECC INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)


           Delaware                                            23-1714658
(State of other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

2001 West Oak Ridge Road, Orlando, Florida                      32809-3803

(Address of principal executive offices )                       (Zip Code)

Registrant's telephone number, including area code (407)859-7410

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
 Common Stock, $.10 par value                       New York Stock Exchange


 Rights to purchase Series B Junior Participating
 Preferred Stock, $.10 par value                         New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 1, 1998, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $10,724,264. (This figure was computed on the basis of the closing price for the Registrant's Common Stock on October 1, 1998 using the number of shares held on October 1, 1998 by stockholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding Common Stock. The characterization of such officers, directors and 10% stockholders as affiliates is for purposes of the computation only and should not be construed as an admission for any purpose whatsoever that any of such persons are, in fact, affiliates of the Registrant.)

As of October 1, 1998 there were 8,329,409 shares of the Registrant's Common Stock, $0.10 par value per share, issued and outstanding.

Information with respect to directors in Item 10 and the information required by Items 11-13 is incorporated by reference to the definitive proxy statement of the Registrant to be filed with the Commission in connection with its Annual Meeting of Stockholders scheduled for December 3, 1998.

The Exhibit Index is located on pages 45 through 49.

                                     PART I

Item 1.  Business.

     (a) General Development of Business.

         (1) ECC International Corp., a Delaware corporation organized in 1969 (the "Company"), designs, manufactures, and markets computer-controlled simulators used primarily for training personnel to perform maintenance and operator procedures on military weapons systems. The Company's simulators measure performance as a trainee operates the equipment, conducts equipment tests, diagnoses programmed malfunctions, and takes corrective actions. The Company's equipment is used by all four branches of the U.S. Department of Defense as well as numerous foreign governments for familiarization, operator training and maintenance training for aircraft, missiles, submarines, surface ships, tanks, combat vehicles, and radar systems.

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

                  The Company's systems are marketed through a direct sales force and by independent international sales representatives located in 17 foreign countries.

                  On November 25, 1997 the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. The sale of the vending operation was accounted for as a discontinued operation, and accordingly, the vending operations were segregated in the accompanying Selected Financial Data and Consolidated Financial Statements of Operations. See Note 15 to the Consolidated Financial Statements for information concerning Discontinued Operations.

         (2) Not applicable.

     (b) Financial Information about Industry Segments.

         With the sale of the vending operation the Company operates in one segment - training. This segment includes, design and manufacture of training simulators and development of training programs and curricula. See Note 12 to the Consolidated Financial Statements for information concerning sales by geographic area and major customers.

     (c) Narrative Description of Business.

         (1)      (i)      Principal Products, Services and Revenue Sources.

                           See the information set forth above in Item 1(a) and
(b) and following in Item (c)(1)(iv).

                  (ii)     New Products.

                           Not applicable.

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

                  (iv)     Patents, Trademarks, Licenses, Franchises and
                           Concessions.

                           A Design Patent and two Utility Patents covering key
elements of the bottle vending unit were sold in conjunction with the sale of certain assets of the vending operation. See Note 15 to the Consolidated Financial Statements for information concerning Discontinued Operations.

                  (v)      Seasonality of Business.

                           The Company's business is not seasonal.

                  (vi)     Working Capital Practices.

                           The Company's working capital practices are similar
to other government contractors.

                  (vii)    Dependence on Customer.

                           A substantial portion of the Company's training
business is government-related and channeled to the Company through the Department of Defense. For the fiscal year ended June 30, 1998, 13% of sales were made directly to the U.S. Department of Defense, while an additional 62% of sales were made to various other contractors for ultimate use by the U.S. Department of Defense. Within the U.S. Department of Defense, there are various agencies which are "customers" of the Company, with the largest being the U.S. Navy. (Also see Note 12 to the Consolidated Financial Statements.)

                  (viii)   Backlog.

                           At June 30, 1998, the Company's backlog (which
represents that portion of outstanding contracts not yet included in revenue) was approximately $65,900,000, as compared to approximately $53,100,000 at June 30, 1997. It is anticipated that over 80% of the backlog will be delivered during the fiscal year ending June 30, 1999.

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

                  (xi)     Systems Development.

                           During the fiscal years ended June 30, 1998, 1997,
and 1996, approximately $2,758,000, $1,126,000 and $289,000, respectively, were spent on Company-sponsored research activities, including manufacturing, engineering and software development relating to the development of new products and product enhancements. There have been no customer-sponsored research activities within the last three years. During the fiscal year ended June 30, 1998, the Company employed the equivalent of 20 full-time professional employees whose prime responsibility is in research and development activities. In addition to this full-time research and development staff, from time to time the Company utilizes the specialized skills of many of its other employees and contract personnel on a limited engagement basis.

                  (xii)    Environment.

                           The Company has nothing to report under this caption.

                  (xiii)   Number of Persons Employed.

                           As of June 30, 1998, the Company employed
approximately 538 persons.

         (d) Financial Information about Foreign and Domestic Operations and Export Sales.

         Export sales were immaterial to the Company's gross sales.

         Management does not believe that any material part of the business is dependent on any one foreign contract, the loss of which would have a material adverse effect on the business.

Item 2.  Properties.

         The Company owns its simulation development and manufacturing facilities which are situated on 27 acres in Orlando, Florida. The main plant facility totals 398,086 square feet. Ancillary buildings on the property total 85,460 square feet. The Company sub-leases the 72,500 square foot facility previously used by the vending subsidiary.

                  The Company's wholly owned subsidiary, ECC Simulation Limited has three separate leased facilities. The first lease, expiring in 2015, is for a 25,000 square foot facility in Shoreham-by-Sea, West Sussex, England. The second lease, expiring in July 2003, with a lease break option in 1998, is for 9,000 square feet of space in a facility near the Shoreham location. Management exercised the lease break option for the 9,000 square foot facility in 1998. The UK operation also has a lease for 50,000 square feet in Brighton, East Sussex, England. This lease expires June 2016, with a lease break option in 2002. Management intends to exercise this lease break option. (See Note 16 to the Consolidated Financial Statements.)

Item 3.  Legal Proceedings.

         On April 29, 1997, the Company filed a notice of arbitration against Teliti Computers Sdn Bhd in the Regional Centre for Arbitration in Kuala Lumpur, Malaysia. The Company sought $1.3 million for breach of contract. Among other things, the Company claimed that Teliti failed to furnish a letter of credit to secure its payment obligations to the Company and failed to provide three of its personnel to be trained by the Company for a full twelve months as specified in a contract between the two parties. In addition, Teliti demanded that the training materials under contract be tested and delivered to Malaysia instead of at the Company's facility in the United States as specified in the contract. During the fourth quarter of fiscal year 1998, the Regional Centre for Arbitration awarded the Company a settlement of $400,000 including amounts previously advanced to the Company. This settlement resulted in a $200,000 charge to earnings during the fourth quarter of fiscal year 1998. At June 30, 1998, $200,000 remained outstanding related to the arbitration settlement. The remaining balance is to be paid in equal quarterly installments of $50,000 through July 1,1999. (See Note 3 to the Consolidated Financial Statements.)

         Also, during fiscal year 1997, the Company, as a subcontractor, initiated a lawsuit in Florida State court against Raytheon Training, Inc., the prime contractor successor to Hughes Training, Inc., under the Army's Battle Labs Reconfigurable Simulator Initiative ("BLRSI") program. This litigation sought recovery of approximately $191,000 in unpaid invoices and approximately $98,000 as a settlement of the termination for convenience of the subcontract. These amounts were included in accounts receivable at June 30, 1997. Raytheon submitted a counterclaim in the amount of approximately $1.2 million. During the first quarter of fiscal year 1999, the parties agreed to a settlement of all claims in the form of a $150,000 sum payable to the Company. This settlement resulted in a $139,000 charge to earnings during the fourth quarter of fiscal year 1998. (See Note 3 to the Consolidated Financial Statements).

         The Company submitted a claim, during fiscal year 1996, for contract adjustment under the Economic Price Adjustment ("EPA") provisions of a major contract seeking approximately $950,000. The value of the claim was included as a component of contract value for purposes of revenue recognition and accordingly is included in costs and estimated earnings in excess of billings on completed contracts. In the prior fiscal year, the Company also submitted a claim for the effects of a Stop Work Order issued on one of its contracts in the amount of $191,000, of which $150,000 was deferred in inventory as of June 30, 1997. The claim represented the cost of idle time resulting from the Stop Work Order as well as the effect of the release of the Stop Work Order. During the fourth quarter of fiscal year 1998, the Company was awarded $140,000 with respect to this claim. The excess $10,000 deferred in inventory was written-off during the fourth quarter of fiscal year 1998. (See Note 4 to the Consolidated Financial Statements.)


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


       Name                Age      Position with the Registrant               Officer Since
       ----                ---      ----------------------------               -------------
James C.  Garrett          54       President, Chief Executive                 1998
                                    Officer and Director

James B. Conyers, Jr. *    55       Vice President, Staff Operations           1987

Ajit W. Hirani             51       Vice President, General Manager Orlando    1986
                                    Training Simulation Division and Director

Ali Kalwar *               48       Vice President, Program Management         1996

Jerome Pogorzelski *       57       Vice President, Manufacturing,             1991
                                    Training Systems Division

Relland Winand             43       Vice President, Finance and                1996
                                    Chief Financial Officer
                                    and Secretary/Treasurer

Robert Wollam *            48       Vice President, Engineering                1996

* Key management employees who are not "officers" for purposes of Section 16 of the Securities Exchange Act of 1934 and the rules and regulations thereunder.

         Dr. Garrett assumed his position in June 1998. Messrs. Kalwar, Winand and Wollam assumed their current positions in fiscal year 1996. Mr. Hirani assumed his current position in January 1995 and was elected a Director in March 1995. Messrs. Conyers and Pogorzelski assumed their current positions during 1994. With the exception of Dr. Garrett, all other officers have been with the Company in various capacities for at least five years.

         Dr. Garrett has had an extensive career in the defense and aerospace industries spanning over 28 years. He most recently served as Vice President and General Manager of the Raytheon E-Systems Communications Division, a position to which he was named in 1991, with responsibility for a broad range of projects. During the course of a twenty-year career with Rockwell International Corporation, he was Vice President of the Command and Control Systems, Satellite and Secure Systems, Tactical Products and Engineering Divisions.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.

     (a) Market Information.

         The Common Stock of the Company is listed on the New York Stock Exchange (symbol ECC). The price range of the Common Stock during the last two fiscal years was as follows:

         Quarter Ended               High        Low
         -------------               ----        ---
         June 30, 1998            $   3.56    $   3.06
         March 31, 1998               3.50        2.94
         December 31, 1997            4.63        3.06
         September 30, 1997           5.50        3.38
         June 30, 1997                5.63        5.25
         March 31, 1997               6.25        5.75
         December 31, 1996            8.25        8.00
         September 30, 1996           7.63        7.25

         Common Stock prices shown above are the last daily sales prices on the New York Stock Exchange.

     (b) Holders.

         As of October 1, 1998 the Company had approximately 986 stockholders of record of its Common Stock based on the transfer agent's listings. The Company believes its shares are beneficially held by several thousand additional stockholders based on broker dealer demand for proxy materials in 1997.

     (c) Dividends.

         No cash dividends have been declared on the Company's common stock during the past two years. Under the Company's amended credit agreement (described in Note 7 to the Consolidated Financial Statements) the Company is not permitted to pay cash dividends.

Item 6.  Selected Financial Data.
         (In Thousands, Except Per Share Data)

                           Fiscal Years Ended June 30

Operating Data:

                                             1998             1997             1996             1995            1994
-----------------------------------       ----------        ---------        ---------        ---------       ---------
  Continuing Operations:
Net Sales ............................    $   52,618        $  72,550        $ 101,713        $  83,534       $  61,069
Operating (Loss)/Income ..............    $  (13,775)       $  (3,510)       $   7,929        $  11,592       $   9,671
Net (Loss)/Income ....................    $  (12,409)       $  (4,584)       $   4,232        $   7,236       $   5,253

  Discontinued Operations:
Net Sales ............................    $       --        $  10,540        $  15,443        $  24,073       $   2,232
Operating (Loss)/Income ..............    $       --        $  (5,830)       $  (1,922)       $     142       $  (1,913)
Net (Loss)/Income ....................    $     (407)       $  (3,951)       $  (1,354)       $      82       $  (1,324)

Per Share Data - Basic:

Weighted Average Number of Common
 Shares Outstanding ..................         8,174            7,916            7,732            7,616           6,388

(Loss)/Earnings Per Common Share
 Continuing Operations ...............    $    (1.52)       $   (0.58)       $    0.55        $    0.95       $    0.82
(Loss)/Earnings Per Common Share
 Discontinued Operations .............    $    (0.05)       $   (0.50)       $   (0.18)       $    0.01       $   (0.20)
                                          ----------        ---------        ---------        ---------       ---------
(Loss)/Earnings Per Common Share .....    $    (1.57)       $   (1.08)       $    0.37        $    0.96       $    0.62
                                          ==========        =========        =========        =========       =========

Per Share Data - Assuming Dilution:

Weighted Average Number of Common
 Shares Outstanding ..................         8,174            7,916            7,950            7,894           6,891

(Loss)/Earnings Per Common Share
 Continuing Operations ...............    $    (1.52)       $   (0.58)       $    0.53        $    0.92       $    0.76
(Loss)/Earnings Per Common Share
 Discontinued Operations .............    $    (0.05)       $   (0.50)       $   (0.17)       $    0.01       $   (0.19)
                                          ----------        ---------        ---------        ---------       ---------
(Loss)/Earnings Per Common Share .....    $    (1.57)       $   (1.08)       $    0.36        $    0.93       $    0.57
                                          ==========        =========        =========        =========       =========


Earnings/(Loss) Per Common Share have been restated to conform to the requirements of Statement of Financial Accounting Standards No. 128 "Earnings Per Share." See Note 11 to the Consolidated Financial Statements.

                                                    As Of June 30

Balance Sheet Data:         1998          1997          1996          1995          1994
--------------------       -------       -------       -------       -------       -------
Total Assets .......       $64,358       $82,034       $95,397       $89,739       $65,180
Working Capital ....       $11,385       $35,357       $44,236       $40,983       $28,154
Long-Term Debt .....       $    --       $16,640       $18,706       $16,250       $16,818
Stockholders' Equity       $33,437       $45,546       $52,875       $49,039       $34,603

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

(a) (1) and (2) Liquidity and Capital Resources.

         During fiscal year 1998, the Company's principal sources of cash were the proceeds from the sale of certain assets of the vending operation as well as billings and receipts on costs and estimated earnings in excess of billings on uncompleted contracts. The principal uses of these funds were to make the final payments on the term loan, pay down the revolving credit agreement, and to fund the improvements to the Orlando facility. During fiscal year 1997, the Company's principal sources of cash were receipts on accounts receivable, billings and receipts on cost and estimated earnings in excess of billings on uncompleted contracts, advances on contracts in the UK subsidiary and proceeds from the issuance of common stock, or exercise of stock options. The principal uses of these funds in fiscal year 1997 were to make payments on the term loan and accounts payable and to finance acquisitions of property, plant and equipment.

         The increase in accounts receivable at June 30, 1998 was primarily due to billings on several new contracts including Javelin Multi-year and Close Combat Tactical Trainer Low Rate Initial Production ("CCTT LRIP") for which payment was received in July 1998. In the prior year, accounts receivable and costs and estimated earnings in excess of billings on completed contracts decreased due to the completion or near completion of several contracts in the domestic training operation.

         Costs and estimated earnings in excess of billings on uncompleted contracts decreased at June 30, 1998 due to the completion or near completion of several contracts in the domestic training division. This decrease was partially offset by progress on several new domestic training division contracts which were awarded during the third quarter of fiscal year 1998.

         Raw material inventory increased as a result of a $1.3 million charge against the obsolescence reserve (which was included as a component of raw material inventory for classification purposes) to write-off finished goods inventory in the domestic training operation. The Company no longer maintains finished goods inventory. Raw material inventory decreased during fiscal year 1997 primarily due to the allocation of common parts to contracts in progress.

         Work in process inventory decreased primarily as a result of a reduction in the production of common parts by the Company. In addition, the write-off of approximately $166,000 in pre-contract costs in accordance with the adoption of Statement of Position 98-5, "Reporting on the Cost of Start-Up Activities," contributed to the decrease. See Notes 4 and 13 to the Consolidated Financial Statements. Work in process inventory decreased during fiscal year 1997 primarily as a result of the award of certain contracts for which pre contract costs were included in work in process at June 30, 1996.

         Prepaid expenses and other increased during fiscal years 1998 and 1997 primarily due to a federal tax refund receivable recorded for federal net operating losses realized during both fiscal years. In addition, in fiscal year 1997, prepaid expenses and other increased due to the deferred tax assets resulting from accruals which were not yet deductible for tax purposes relating to the loss on disposal of discontinued operations including the phase-out period.

         The increase in accounts payable at June 30, 1998 was primarily the result of an increase in material purchases as the Company progresses on its new contracts. The decrease in accounts payable at June 30,

1997 was primarily the result of a substantial slow-down in material purchases as two of the Company's largest contracts were completed or near completion.

         Advances in long-term contracts increased at June 30, 1997 primarily as a result of payments received in advance of work performed on contracts in the U.K. subsidiary.

         The increase in capital in excess of par at June 30, 1998 and 1997 was primarily the result of the purchase of stock under employee stock purchase plans and the exercise of stock options. In addition, the tax benefit received from the exercise of employee stock options under one of the Company's stock option plans contributed to the increase in fiscal year 1997.

         The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements and notes, the Company has suffered losses from continuing operations of $12.4 million and $4.6 million in fiscal years 1998 and 1997, respectively, is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain operations and has not yet obtained a new credit facility to replace its current loan facility, of which the balance of $11.1 million is due January 11, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 7, the Company was not in compliance with the fixed charge coverage ratio for its revolving credit agreement and was unable to obtain waivers from the bank for its violation. The Company has entered into a forbearance agreement with its bank lenders which extended the expiration of the revolving credit agreement from October 1, 1998 to January 11, 1999 and provides for the maintenance of minimum cash balances, as well as other restrictive covenants through the expiration date. The forbearance agreement terminates on November 30, 1998, if the Company does not obtain a letter of commitment from a financial institution providing for repayment in full of the obligations under the revolving credit agreement.

         The Company is currently in the process of seeking alternative sources of financing and implementing certain internal operating and management plans to generate cash flow. These plans include reductions in workforce, relocation of the Corporate Headquarters and the wind-down of the UK operation, all of which were announced during the first quarter of fiscal year 1999.

         There can be no assurance that the Company will be successful in generating the necessary cash flow or obtaining such financing.

         The Company anticipates spending approximately $1.5 million for new machinery and equipment and to continue to refurbish the Orlando facility during fiscal year 1999.

         Other than as stated above, the Company has no other material commitments for capital expenditures.

(3)      Results of Operations.
         1998 Compared with 1997.

         Continuing Operations

         Net Sales decreased 27% for fiscal year 1998 as compared to fiscal year 1997. The decrease in net sales is primarily the result of several domestic training division contracts with reduced activity as they are complete or near completion. This decrease in net sales was partially offset by sales generated from the award of several new contracts during the third quarter of fiscal year 1998 including: Javelin multi-year; CCTT LRIP; a Saudi VIGS contract; as well as several additions to other ongoing contracts.

         Net Sales in the UK subsidiary also decreased as compared to fiscal year 1997. The decrease in net sales in the UK was a result of reduced activity on its two major contracts as they are expected to be completed during the first half of fiscal year 1999. The UK subsidiary was awarded a contract for Cabin Crew Training equipment from Airtours International Airways Ltd. during the third quarter of fiscal year 1998, however, there was no other substantial new business awarded during the year.

         Gross margin decreased as a percentage of net sales in fiscal year 1998 as compared to fiscal year 1997. This decrease was due to significant gross margin adjustments on contracts in the UK subsidiary. The lack of new business awards over the past year, as well as no anticipated future awards has resulted in a business base which is not sufficient to absorb fixed costs. As a result, the UK subsidiary recorded margin adjustments resulting from the need to recognize additional costs on certain contracts and contract loss accruals of approximately $2.6 million during the fourth quarter of fiscal year 1998. (See
Note 13 to the Consolidated Financial Statements).

         As a result of recurring losses in the UK operation, the Board of Directors announced, on August 27, 1998, the approval of a plan to wind down and discontinue the operations of the UK subsidiary by March 1999. Management expects to record a non-recurring charge of approximately $1.7 million, relating to severance and stay bonuses, during fiscal year 1999. A portion of the charge relating to severance will be taken during the first quarter of fiscal year 1999. The remaining portions of the charge, principally relating to stay bonuses, will be taken during the remainder of fiscal year 1999. Management is in the process of evaluating options with respect to the leased facilities in the UK including subletting the facilities or terminating the leases. Any resulting charge will be determined after this evaluation. The potential costs associated with the leased facilities range from $1.0 million to $5.0 million.

         Gross margin as a percentage of net sales in the domestic training division remained relatively consistent with fiscal year 1997. Contract gross margin levels improved as a result of the completion or near completion of many large "cost plus" type contracts which have historically had lower gross margins than the "fixed price" type. In addition, the Company's cost reduction initiatives during the past fiscal year reduced overhead costs, thus improving gross margins. The improvement in contract gross margins were offset by a change in the method of accounting for precontract costs during the fourth quarter of fiscal year 1998. The Company changed its method of accounting for precontract costs from deferring costs incurred for specific anticipated contracts and including those costs in contract sales and costs when the contract award is assured, to expensing the costs as incurred in accordance with Statement of Position 98-5 "Reporting on the Cost of Start-Up Activities." ("SUP 98-5") The Statement requires that precontract costs that are start-up costs be expensed as incurred. As a result of implementing SOP 98-5, the Company wrote-off approximately $785,000, pre-tax of start-up costs during the fourth quarter of fiscal year 1998 of which $199,000, after tax, related to the fourth quarter with the balance relating to previous quarters. The first three quarters of fiscal year 1998 were restated for this change in accounting. (See Note 13 to the Consolidated Financial Statements).

         Although management initiated several cost cutting initiatives in fiscal year 1998, the benefit of these reductions was not proportionate to the decrease in sales volume, thereby resulting in an overall net loss for the year. Since fiscal year 1997, management has effected a 32% reduction in work force consistent with the reduction in contract volume. However, costs associated with the reduction in work force, including severance benefits and out placement services, were incurred thereby minimizing the impact of the reduction in work force on gross margin. All of these costs were paid during fiscal year 1998. As a result, management has initiated further cost reduction measures in the domestic operation including the relocation of its corporate headquarters and a reduction in workforce.

         On July 7, 1998 the Company announced the relocation of its corporate headquarters staff and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. The relocation was completed on September 30, 1998. Management expects to record a non-recurring charge of approximately $800,000 during fiscal year 1999 associated with the relocation. A majority of the charge relating to stay bonuses and lease termination will be recorded during the first quarter of fiscal year 1999. The remaining portion of the charge will be taken during the second quarter of fiscal year 1999. Management expects to reduce overhead expenditures and improve efficiencies as a result of this relocation.

         Selling, general and administrative expense increased as compared to fiscal year 1997. This increase was a result of fees paid to international marketing representatives, consulting fees and an increase in bid and proposal and marketing activities. In addition, depreciation expense increased as a result of the implementation of the new computer system on June 1, 1997.

         Systems development expense increased as compared to fiscal year 1997 primarily as a result of efforts in the domestic training division to develop or enhance technologies and processes in order to remain competitive in the industry. These efforts are expected to continue through fiscal year 1999.

         Other operating expenses increased as a result of an evaluation of expected future undiscounted cash flows associated with the long lived assets in the UK operation. As a result of this evaluation, an impairment charge of $1.3 million was recorded for plant and equipment during the fourth quarter of fiscal year 1998. (See Note 1 to the Consolidated Financial Statements).

         Interest income decreased as compared to fiscal year 1997 as interest due the Company based on the IRS look-back method of accounting for completed contracts was substantially lower than the amount received in the previous fiscal year.

         Interest expense decreased as compared to fiscal year 1997 as a result of final payments totaling $2,250,000 on the Company's term loan during the first quarter of fiscal year 1998 as well as payments totaling $5,500,000 on the revolving credit facility during the second quarter of fiscal year 1998.

         Discontinued Operations

         On November 25, 1997 the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. Proceeds from the sale of the vending operation were used to reduce the Company's debt.

         Operating results have been segregated in the accompanying consolidated statements of operations. Net losses for fiscal year 1998 were included as a component of discontinued operations in the Company's June 30, 1997 consolidated statements. Discontinued operations at June 30, 1997 included management's best estimates of amounts expected to be realized on the sale of the vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period.

         During fiscal year 1998, the Company recorded an additional provision for the estimated loss on disposal of discontinued operations of $407,000, after-tax. The change in the estimated loss resulted primarily from additional costs associated with the consummation of the sale of the fixed assets, inventory and trade receivables of the vending operation.

         1997 Compared with 1996.

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

         Gross margin in the U.K. subsidiary decreased as a result of contract adjustments recorded during fiscal year 1997. Gross margin adjustments were taken on its two large contracts due to protracted or delayed hardware/software testing, re-work required on trainers and late delivery penalties imposed due to contract delays. In addition, gross margin adjustments were taken due to a decrease in expected future sales volume which may result in higher overhead rates than previously anticipated. (Also See Note 13 to the Consolidated Financial Statements.)

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

         Discontinued Operations

         Operating results of the discontinued operation have been segregated in the accompanying Consolidated Statements of Operations. Net losses of the discontinued operation during 1997 were $4.0 million ($0.50 loss per share), including the loss on disposal as well as provisions for operating losses during the phase-out period of $1.1 million. This compares to $1.4 million ($0.18 loss per share) in 1996. The vending operation experienced a reduction in gross margin as a result of low sales volume which was not sufficient to cover overhead costs for the year.

         1996 Compared with 1995.

         Continuing Operations

           The Company had a net income of $4.2 million from continuing operations in fiscal year 1996, a decrease of 41.5% versus fiscal year 1995 net income of $7.2 million. The decrease in profitability is primarily the result of changes in contract mix and adjustments to certain domestic and UK contracts.

           Gross margin decreased as a percentage of sales in fiscal year 1996 as compared to fiscal year 1995. This decrease was due to gross margin adjustments on certain contracts of the domestic and U.K. training operations, as well as other factors. The decrease in the domestic training operation is largely the result of the Company's continued change in contract mix. While the Company has experienced an increase in volume on its large domestic cost plus type contracts, these contracts generally yield lower gross margins than the fixed price type. A downward adjustment was taken in gross margin on the Company's large domestic cost plus type contract during the second half of fiscal year 1996. This adjustment was due to revised manufacturing costs to complete based upon the initial unit production under the contract. Also, adjustments were taken to the gross margin of two fixed price domestic contracts primarily due to protracted acceptance schedules which resulted in higher than previously anticipated costs. These adjustments were partially offset by the recognition of revenue associated with an Economic Price Adjustment Claim filed during the fourth quarter of fiscal year 1996. (See Note 4 to the Consolidated Financial Statements).

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

           Discontinued Operations

           Net losses of the discontinued operation were $1.4 million ($.18 loss per share) in 1996 versus net income of $82,000 ($.01 per share) in 1995.

           Sales volume and gross margin decreased during fiscal year 1996 as the discontinued vending operation completed its large vending order to a major customer during the second/third quarter and did not replace it with another large order. As a result, efficiencies were not achieved due to low production volumes and fixed costs were marginally covered.

         Statements of Financial Accounting Standards Not Yet Adopted

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

           The Company has entered into a forbearance agreement with its bank lenders which extended the expiration of its revolving credit agreement from October 1, 1998 to January 11, 1999 and provides for the maintenance of minimum cash balances as well as other restrictive covenants through the expiration date. The forbearance agreement terminates on November 30, 1998, if the Company does not obtain a letter of commitment from a financial institution providing for repayment in full of the obligations under the revolving credit agreement. There can be no assurance that the Company will be successful in generating the necessary cash flows or obtaining such financing.

           To date, a substantial portion of the Company's revenues have been attributable to long-term contracts with various government agencies. As a result, any factor adversely affecting procurement of long-term government contracts could have a material adverse effect on the Company's financial condition and results of operations.

         Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's future operating results may vary significantly. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

Year 2000 Issues

         The Company, its suppliers and customers are heavily reliant upon computer systems for many aspects of their businesses. The calendar year 2000 will make many current computerized systems ineffective and will require corrections or replacements before January 1, 2000. This situation could have a material adverse effect upon the Company if not adequately remedied by the Company, its suppliers and customers, on a timely basis. The following describes the Company's status regarding these issues.

         The Company has formally addressed Year 2000 issues since November 1997, when a Year 2000 Compliance Program was initiated. This program includes continual assessments, evaluations, implementation and testing for all systems running on a variety of computing platforms. A complete evaluation has been made on all internal systems, including items such as voice mail, automated badge entry, e-mail, payroll and accounting systems. There are no known problems at this time. All network servers have been assessed and tested as Year 2000 compliant. In addition, the Company has an ongoing policy of upgrading and testing for Year 2000 compliance, as new software packages become available. Upgrading of the over 400 personal computers connected to this network is an ongoing process. On a routine basis, the PC motherboards have been upgraded with Year 2000 compliant motherboards. Currently, less than 10 personal computers require upgrade to Year 2000 compliant status.

         The Company began assessing the Year 2000 status of its critical suppliers in April of 1998 by sending surveys to the suppliers. To date, the Company has received responses from three-quarters of these suppliers with no major potential problems identified. This effort will be completed by the end of November 1998.

         The Company is satisfied that its customer base is aware of the Year 2000 issue and is proactively working to ensure that there are no problems associated with the Year 2000. ECC is aware of this because major customers such as Lockheed-Martin, Boeing, and the Department of Defense, have asked the Company for its Year 2000 status. In the process, they have revealed their Year 2000 plans and stated that they are actively engaged in solving any problems.

         The Year 2000 Plan includes a final re-verification test of all systems in the second quarter of calendar year 1999 and contingency plans (manual backup) to be implemented and validated by the fourth quarter of calendar year 1999.

         As stated above, the Company expects that its systems will be fully operational and will not cause any material disruptions because of Year 2000 issues. Because of the uncertainties associated with assessing preparedness of suppliers and customers, there is a risk of a material adverse effect on the Company's future results of operations if these constituencies are not capable of correcting their Year 2000 Issues, if any. The Company expects that its systems will be fully operational and will not cause any material disruption because of Year 2000 issues. The Company has an ongoing process to continue evaluation of all critical systems, products, suppliers and customers from now until the Year 2000 and beyond.

Item 7.   Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8.   Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements                               Page(s)

Report of Independent Accountants                                          20

Consolidated Statements of Operations for the Fiscal Years
  Ended June 30, 1998, 1997 and 1996                                       21

Consolidated Balance Sheets, June 30, 1998 and 1997                        22

Consolidated Statements of Changes in Stockholders' Equity
  for the Fiscal Years Ended June 30, 1998, 1997 and 1996                23-24

Consolidated Statements of Cash Flows for the Fiscal Years
  Ended June 30, 1998, 1997 and 1996                                     25-26

Notes to Consolidated Financial Statements                               27-44

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders and
the Board of Directors of
ECC International Corp.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ECC International Corp. and its Subsidiaries (the "Company") at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from continuing operations in fiscal years 1998 and 1997, is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain operations and has not yet obtained a new credit facility to replace its current loan facility due January 11, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in the fourth quarter of fiscal year 1998.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
October 12, 1998

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended June 30, 1998, 1997 and 1996

(In Thousands, Except Per Share Data)

                                                                     1998             1997             1996
                                                                  ---------        ---------        ---------
Net Sales .................................................       $  52,618        $  72,550        $ 101,713
Cost of Sales .............................................          48,915           63,175           81,159
                                                                  ---------        ---------        ---------
Gross Profit ..............................................           3,703            9,375           20,554
                                                                  ---------        ---------        ---------

Expenses:
     Selling, General & Administrative ....................          13,452           11,759           12,336
     Systems Development ..................................           2,758            1,126              289
     Impairment of Fixed Assets ...........................           1,268               --               --
                                                                  ---------        ---------        ---------
         Total Expenses ...................................          17,478           12,885           12,625
                                                                  ---------        ---------        ---------
Operating (Loss)/Income ...................................         (13,775)          (3,510)           7,929
                                                                  ---------        ---------        ---------

Other Income (Expense):
     Interest Income ......................................             274              432              238
     Interest Expense .....................................          (1,129)          (1,541)          (1,436)
     Other - Net ..........................................              26              (37)            (157)
                                                                  ---------        ---------        ---------
         Total Other (Expense) ............................            (829)          (1,146)          (1,355)
                                                                  ---------        ---------        ---------

(Loss)/Income from Continuing Operations
  Before Income Taxes .....................................         (14,604)          (4,656)           6,574
(Benefit)/Provision for Income Taxes ......................          (2,195)             (72)           2,342
                                                                  ---------        ---------        ---------
(Loss)/Income from Continuing Operations ..................       $ (12,409)       $  (4,584)       $   4,232
                                                                  ---------        ---------        ---------

Discontinued Operations (Note 15):
     Loss from Operations (net of income taxes
       of $1,466 in 1997 and $697 in 1996) ................              --           (2,809)          (1,354)
     Loss on Disposal, including provision of $1,126 for
       operating losses during the phase-out period (net of
       income taxes of $162 in 1998 and $596 in 1997) .....            (407)          (1,142)              --
                                                                  ---------        ---------        ---------
Net (Loss)/Income .........................................       $ (12,816)          (8,535)       $   2,878
                                                                  =========        =========        =========

(Loss)/Earnings Per Common Share
    from Continuing Operations - Basic ....................       $   (1.52)       $   (0.58)       $    0.55
Loss Per Common Share
 from Discontinued Operations - Basic .....................           (0.05)           (0.50)           (0.18)

Net (Loss)/Earnings Per Common Share - Basic ..............       $   (1.57)       $   (1.08)       $    0.37
                                                                  =========        =========        =========

(Loss)/Earnings Per Common Share
    from Continuing Operations - Diluted ..................       $   (1.52)       $   (0.58)       $    0.53
Loss Per Common Share
 from Discontinued Operations - Diluted ...................           (0.05)           (0.50)           (0.17)

Net (Loss)/Earnings Per Common Share - Diluted ............       $   (1.57)       $   (1.08)       $    0.36
                                                                  =========        =========        =========


See accompanying notes to consolidated financial statements.

ECC International Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS as of June 30, 1998 and 1997

(In Thousands, Except Share and Per Share Data)

                                                                       1998            1997
                                                                       ----            ----
ASSETS
     Current:
         Cash ................................................       $  4,830        $  3,888
         Accounts Receivable, Net ............................          8,097           9,189
         Costs and Estimated Earnings in Excess of Billings on
          Uncompleted Contracts ..............................         16,391          25,497
         Inventories .........................................          5,202           9,666
         Prepaid Expenses and Other ..........................          6,868           5,406
                                                                     --------        --------
                           Total Current Assets ..............         41,388          53,646

     Property, Plant and Equipment, Net ......................         20,994          26,119
     Other Assets ............................................          1,976           2,269
                                                                     --------        --------

              Total Assets ...................................       $ 64,358        $ 82,034
                                                                     ========        ========

LIABILITIES
     Current:
         Current Portion of Long-Term Debt ...................       $ 11,132        $  2,250
         Accounts Payable ....................................          6,263           4,846
         Advances on Long-Term Contracts .....................          4,683           4,551
         Accrued Expenses and Other ..........................          7,925           6,642
                                                                     --------        --------
              Total Current Liabilities ......................         30,003          18,289
                                                                     --------        --------

     Deferred Income Taxes ...................................            918           1,559
                                                                     --------        --------

     Long-Term Debt ..........................................             --          16,640
                                                                     --------        --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common Stock, $0.10 par; authorized, 20,000,000 shares;
       issued and outstanding, 1998 and 1997,
       8,318,058 and 8,046,707 shares, respectively ..........            832             805
     Preferred Stock, $0.10 par; authorized, 1,000,000
       shares; none issued and outstanding in 1998 and 1997 ..             --              --
     Notes Receivable from Stockholder .......................           (146)             --
     Capital in Excess of Par ................................         24,804          23,935
     Retained Earnings .......................................          7,933          20,749
     Cumulative Translation Adjustment .......................             14              57
                                                                     --------        --------

              Total Stockholders' Equity .....................         33,437          45,546
                                                                     --------        --------

              Total Liabilities and Stockholders' Equity .....       $ 64,358        $ 82,034
                                                                     ========        ========

See accompanying notes to consolidated financial statements.

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Fiscal Years Ended June 30, 1998, 1997 and 1996

(In Thousands, Except Share Data)

                                                                                               Note
                                                Capital                       Cumulative       Receivable   Total
                                 Common         In Excess      Retained       Translation      From         Stockholders'
                                 Stock          of Par         Earnings       Adjustment       Stockholder  Equity
Balance, June 30, 1995           $    766       $ 21,822       $ 26,406        $     45             --       $ 49,039


Net Income                             --             --          2,878              --             --          2,878
Stock Issued:
   Employee Stock Purchase
    Plan - 63,285 Shares                6            517             --              --             --            523
   Exercise of Options -
   102,012 Shares                      10            272             --              --             --            282
Income Tax Reduction
 Relating to Stock Options             --            220             --              --             --            220
Translation Adjustment                 --             --             --             (67)            --            (67)
                                 --------       --------       --------        --------        -------       --------

Balance, June 30, 1996           $    782       $ 22,831       $ 29,284        $    (22)       $    --       $ 52,875
                                 --------       --------       --------        --------        -------       --------

Net Loss                               --             --         (8,535)             --             --         (8,535)
Stock Issued:
   Employee Stock Purchase
    Plan - 65,265 Shares                7            343             --              --             --            350
   Exercise of Options -
   158,299 Shares                      16            523             --              --             --            539
Income Tax Reduction
 Relating to Stock Options             --            238             --              --             --            238
Translation Adjustment                 --             --             --              79             --             79
                                 --------       --------       --------        --------        -------       --------

Balance, June 30, 1997           $    805       $ 23,935       $ 20,749        $     57        $    --       $ 45,546
                                 --------       --------       --------        --------        -------       --------


                                                                    Continued...

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued) For the Fiscal Years Ended June 30, 1998, 1997 and 1996

(In Thousands, Except Share Data)

                                                                                               Note
                                                Capital                       Cumulative       Receivable    Total
                                   Common       In Excess       Retained      Translation      From          Stockholders'
                                   Stock        of Par          Earnings      Adjustment       Stockholder   Equity
Net Loss                                --             --       $(12,816)             --              --        $(12,816)
Stock Issued:
   Employee Stock Purchase
    Plan- 79,244 Shares           $      8       $    198             --              --              --             206
   Exercise of Options -
   7,340 Shares                          1             15             --              --              --              16
Issuance of Note Receivable
  to Stockholder                        --             --             --              --        $   (146)           (146)
Issuance of Common Stock                18            653             --              --              --             671
Income Tax Reduction
 Relating to Stock Options              --              3             --              --              --               3
Translation Adjustment                  --             --             --             (43)             --             (43)
                                  --------       --------       --------        --------        --------        --------

Balance, June 30, 1998            $    832       $ 24,804       $  7,933        $     14        $   (146)       $ 33,437
                                  ========       ========       ========        ========        ========        ========


Common shares issued and outstanding at June 30, 1995 and 1996 were 7,657,846 and 7,833,143 shares, respectively.

See accompanying notes to the consolidated financial statements.

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended June 30, 1998, 1997 and 1996


                                                                                  (In Thousands)
                                                                       1998            1997            1996
                                                                     --------        --------        --------
Cash Flows From Operating Activities:
Net (Loss)/Income ............................................       $(12,816)       $ (8,535)       $  2,878
      Items Not Requiring Cash:
        Depreciation .........................................          2,923           4,196           3,825
        Impairment of Fixed Assets ...........................          1,268              --              --
        Provision for Doubtful Accounts ......................             --             (29)             84
        Deferred Income Taxes ................................          2,171            (526)           (675)
        Provision for Discontinued Operations ................            569           1,738              --
      Changes in Certain Assets and Liabilities:
         Accounts Receivable .................................         (1,537)          1,976          (2,442)
         Costs and Estimated Earnings in Excess of Billings on
          Uncompleted Contracts ..............................          9,106           9,754           4,501
         Inventories .........................................          1,077           3,318          (2,949)
         Prepaid Expenses and Other ..........................         (1,926)         (2,565)            114
         Accounts Payable ....................................          1,417          (6,121)          3,770
         Advances on Long-Term Contracts .....................            132           3,695            (539)
         Accrued Expenses ....................................            179          (1,383)         (1,868)
                                                                     --------        --------        --------
      Net Cash Provided By Operating Activities ..............          2,563           5,518           6,699
                                                                     --------        --------        --------

Cash Flows From Investing Activities:
      Proceeds from Sale of Discontinued Operation ...........          7,881              --              --
      Additions to Property, Plant and Equipment .............         (2,323)         (3,629)         (6,504)
      Other ..................................................            342             (97)           (292)
                                                                     --------        --------        --------
      Net Cash Provided By/(Used In) Investing Activities ....          5,900          (3,726)         (6,796)
                                                                     --------        --------        --------

Cash Flows From Financing Activities:
      Proceeds From Issuance of Common Stock, Options
        Exercised and Warrants, Including Related Tax Benefit             237           1,127           1,025
      Repayments Under Term Loan .............................         (2,250)         (3,000)         (3,000)
      New Borrowings Under Revolving Credit Facilities, Net ..         (5,508)         (1,088)          3,594
                                                                     --------        --------        --------

      Net Cash (Used In)/Provided By Financing Activities ....         (7,521)         (2,961)          1,619
                                                                     --------        --------        --------

Net Increase/(Decrease) in Cash ..............................            942          (1,169)          1,522
                                                                     --------        --------        --------

Cash at Beginning of the Year ................................          3,888           5,057           3,535
                                                                     --------        --------        --------

Cash at End of the Year ......................................       $  4,830        $  3,888        $  5,057
                                                                     ========        ========        ========

                                                                    Continued...

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Years Ended June 30, 1998, 1997 and 1996




                                                                        (In Thousands)
                                                                1998         1997         1996
                                                               ------       ------       ------
Supplemental Disclosures of Cash Flow Information:
      Cash Paid During the Year For:
         Interest ......................................       $1,105       $1,835       $1,665
         Income Taxes ..................................       $   --       $  922       $2,766

Supplemental Schedule of
      Non Cash Financing Activities:

         Issuance of Employee Stock Incentives .........       $  421         $ --         $ --
         Issuance of Director Equity Compensation ......       $   92         $ --         $ --
         Note Receivable to Stockholder in connection
          with issuance of common stock ................       $  146         $ --         $ --


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

     As a result of the Company's sale of it's vending operation, the vending operation was reflected as a discontinued operation in the accompanying Consolidated Statements of Operations (See Note 15 to the Consolidated Financial Statements).

     Revenue and Cost Recognition.

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

     Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Claims are included as a component of contract value for purposes of revenue recognition at such time as the amount to be recognized is reasonably determinable and probable.

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

     Inventories.

     Work in process and finished goods inventory are valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market.

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

     As a result of an evaluation of expected future undiscounted cash flows associated with the long lived assets in the UK operation, an impairment charge of $1.3 million was recorded for plant and equipment during the fourth quarter of fiscal year 1998.

     Income Taxes.

     The Company recognizes deferred income taxes by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax basis and financial statement carrying values of the Company's assets and liabilities.

     Earnings/(Loss) Per Share.

      Basic earnings/(loss) per common share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period adjusted for the number of shares that would have been outstanding if the dilutive potential common shares had been issued. The diluted earnings/(loss) per share does not assume the exercise of options that would have an antidilutive effect on earnings/(loss) per share.

     Employee Benefit Plans.

     The Company has a profit sharing plan which covers all employees who work in excess of 1,000 hours per year. Minimum contributions are based on income before income taxes, subject to limitations based on employee compensation and certain other restrictions defined in the plan document. Contributions of $424,388, $1,323,782 and $2,698,533 were accrued and paid in the fiscal years ended June 30, 1998, 1997 and 1996, respectively.


     The Company also has a savings and investment plan which covers all employees. Employer contributions are based on a percentage of employee contributions and certain other restrictions defined in the plan document. Employer contributions of $516,984, $657,683 and $640,354 were accrued and paid in the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

     Statements of Financial Accounting Standards ("SFAS") Not Yet Adopted.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Statement is effective for fiscal years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company believes that the adoption of this statement will not have a material impact on the consolidated financial statements.

     Additionally, during June 1997, the FASB issued Statement of Financial Accounting Standard SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of this statement will not have a material impact on the consolidated financial statements.

2.   Basis of Presentation.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements and notes, the Company has suffered losses from continuing operations of $12.4 million and $4.6 million in fiscal years 1998 and 1997, respectively, is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain operations and has not yet obtained a new credit facility to replace its current loan facility, of which the balance of $11.1 million is due January 11, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 7, the Company was not in compliance with the fixed charge coverage ratio for its revolving credit agreement and was unable to obtain waivers from the bank for its violation. The Company has entered into a forbearance agreement with its bank lenders which extended the expiration of the revolving credit agreement from October 1, 1998 to January 11, 1999 and provides for the maintenance of minimum cash balances, as well as other restrictive covenants through the expiration date. The forbearance agreement terminates on November 30, 1998, if the Company does not obtain a letter of commitment from a financial institution providing for repayment in full of the obligations under the revolving credit agreement.

     The Company is currently in the process of seeking alternative sources of financing and implementing certain internal operating and management plans to generate cash flow. These plans include reductions in workforce, relocation of the Corporate Headquarters and the wind-down of the UK operation, all of which were announced during the first quarter of fiscal year 1999.

     There can be no assurance that the Company will be successful in generating the necessary cash flow or obtaining such financing.

3.       Accounts Receivable.

                                              (In Thousands)
                                            1998          1997
                                            ----          ----
Contract Receivables, Billed Amounts       $ 7,628       $ 6,152
Commercial Vending Receivables .....            --         2,797
Other ..............................           469           346
Allowance for Doubtful Accounts ....            --          (106)
                                           -------       -------
    Total ..........................       $ 8,097       $ 9,189
                                           =======       =======

     Contract receivables include amounts under long-term contracts and subcontracts principally with the U.S. Government, or its contractors, and the United Kingdom Ministry of Defense or its contractors. Commercial vending receivables consisted of amounts due from a variety of geographically disbursed vending customers.

     The provision for doubtful accounts included in Selling, General and Administrative expense was immaterial.

     During fiscal year 1997, the Company filed a notice of arbitration against Teliti Computers Sdn Bhd in the Regional Centre for Arbitration in Kuala Lumpur, Malaysia. The Company sought $1.3 million for breach of contract of which approximately $500,000 was included in costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 1997. During the fourth quarter of fiscal year 1998, the Regional Centre for Arbitration awarded the Company a settlement of $400,000 including amounts previously advanced to the Company. This settlement resulted in a $200,000 charge to earnings during the fourth quarter of fiscal year 1998. At June 30, 1998, $200,000 of this settlement is included in Other Accounts Receivable and will be paid in equal quarterly installments of $50,000 through July 1,1999.

     Also, during fiscal year 1997, the Company, as a subcontractor, initiated a lawsuit in Florida State court against Raytheon Training, Inc., the prime contractor successor to Hughes Training, Inc., under the Army's Battle Labs Reconfigurable Simulator Initiative ("BLRSI") program. This litigation sought recovery of approximately $191,000 in unpaid invoices and approximately $98,000 as a settlement of the termination for convenience of the subcontract. These amounts were included in accounts receivable at June 30, 1997. Raytheon submitted a counterclaim in the amount of approximately $1.2 million. During the first quarter of fiscal year 1999, the parties agreed to a settlement of all claims in the form of a $150,000 sum payable to the Company. This settlement resulted in a $139,000 charge to earnings during the fourth quarter of fiscal year 1998.

4.       Inventories.

                        (In Thousands)
                       1998         1997
                      ------       ------
Finished Goods       $     -       $2,278
Work in Process        1,053        2,326
Raw Materials .        4,149        5,062
                      ------       ------

    Total .....       $5,202       $9,666
                      ======       ======

     During fiscal year 1996, the Company submitted a claim for contract adjustment under the Economic Price Adjustment (EPA) provisions of a major contract seeking approximately $950,000. The value of the claim is included in costs and estimated earnings in excess of billings on uncompleted contracts.

     The Company also submitted a claim, during fiscal year 1996, for the effects of a Stop Work Order issued on one of its contracts in the amount of $191,000, of which $150,000 was deferred in inventory as of June 30, 1997. The claim represented the cost of idle time resulting from the Stop Work Order as well as the effect of the release of the Stop Work Order. During the fourth quarter of fiscal year 1998, the Company was awarded $140,000 with respect to this claim. The excess $10,000 deferred in inventory was written-off during the fourth quarter of fiscal year 1998.

5.       Property, Plant and Equipment.

                                         (In Thousands)
                                          1998          1997
                                       -------       -------
Land ...........................       $ 2,411       $ 2,411
Buildings ......................        21,106        21,726
Machinery and Equipment ........        24,292        27,702
Demonstration and Test Equipment         8,238         9,761
                                       -------       -------
    Total ......................        56,047        61,600
Less Accumulated Depreciation ..        35,053        35,481
                                       -------       -------

    Total ......................       $20,994       $26,119
                                       =======       =======

     Repairs and maintenance expense for the fiscal years ended June 30, 1998, 1997 and 1996 were $844,000, $700,000 and $942,000, respectively.

6.       Accrued Expenses and Other.

                                                        (In Thousands)
                                                      1998         1997
                                                      ------       ------
Compensation ..................................       $  956       $1,785
Vacation ......................................        1,150        1,402
Accrual for Disposal of Discontinued Operations           76        1,738
Contract Loss Provisions ......................        1,455           --
Deferred Income Tax Liability .................        2,348           --
Other .........................................        1,940        1,717
                                                      ------       ------

    Total .....................................       $7,925       $6,642
                                                      ======       ======

7.       Debt.

                                                 (In Thousands)
                                               1998          1997
                                              -------       -------
Revolving Credit Facility and Term Loan       $11,132       $18,890
Less Current Portion ..................        11,132         2,250
                                              -------       -------

             Total Long Term ..........       $    --       $16,640
                                              =======       =======

     On September 20, 1994, the Company entered into a revolving credit and term loan facility ("Loan Facility") with a bank which, as amended, was due to expire on October 1, 1998. The amended loan facility includes certain covenants related to, among other things, maintaining a minimum fixed charge coverage ratio, debt to equity ratio and current ratio. In addition, substantially all of the assets of the Company are pledged as collateral for the loan facility.

     Interest is payable quarterly in arrears at a rate defined in the agreement (ranging from 7.1% to 8.5% at June 30, 1998). The Company is also required to pay fees on an annual basis as calculated by the bank. The revolving credit commitment fee is equal to .25% per annum on the total outstanding balance. A Standby letter of Credit fee is equal to 1% per annum plus issuance costs.

     The Company did not comply with the minimum fixed charge coverage ratio covenant at June 30, 1998 and was unable to obtain a waiver from its bank lender for its violation. On October 1, 1998 the Company entered into a forbearance agreement with the bank which extended the expiration date of the revolving credit agreement from October 1, 1998 to January 11, 1999 and reduced the availability of credit from $13.0 million to $11.4 million. The forbearance agreement also provides for the maintenance of minimum cash balances, fixed charge coverage ratio and current ratio as well as maximum debt to equity ratio through the expiration date. The forbearance agreement terminates on November 30, 1998, if the Company does not obtain a letter of commitment from a financial institution providing for repayment in full of the obligations under the revolving credit agreement.

     The Company is currently in the process of seeking alternative sources of financing and anticipates obtaining this financing by November 30, 1998. There can be no assurance, however, that the Company will obtain such financing.

     Interest under the forbearance agreement is payable quarterly in arrears at a rate of prime plus 2.5%. In addition, the Company is required to pay a forbearance fee of $75,000 in three equal monthly installments beginning October 6, 1998.

8.       Income Taxes.

     The domestic and foreign components of (loss)/income before income taxes are presented below:

                                            (In Thousands)
                                 1998            1997            1996
                               --------        --------        --------
Continuing Operations:
Domestic ...............       $ (4,304)       $    (49)       $  7,036
Foreign ................        (10,300)         (4,607)           (462)
                               --------        --------        --------
     Total .............       $(14,604)       $ (4,656)       $  6,574
                               ========        ========        ========

Discontinued Operations:
Domestic ...............       $   (569)       $ (6,013)       $ (2,051)
                               --------        --------        --------
     Total .............       $(15,173)       $(10,669)       $  4,523
                               ========        ========        ========


     The components of the (benefit)/provision for income taxes are as follows:

                                                      (In Thousands)
                                            1998           1997           1996
                                           -------        -------        -------
Current:
     Federal .......................       $(4,419)       $(1,608)       $ 2,207
     State .........................            --             --            140
     Foreign .......................            --             --            (27)
                                           -------        -------        -------
         Subtotal ..................        (4,419)        (1,608)         2,320
                                           -------        -------        -------
Deferred:
     Federal .......................       $ 1,929        $  (421)       $  (663)
     State .........................           133           (105)           (12)
                                           -------        -------        -------
         Subtotal ..................         2,062           (526)          (675)
                                           -------        -------        -------

(Benefit)/Provision for Income Taxes       $(2,357)       $(2,134)       $ 1,645
                                           =======        =======        =======

     The (benefit)/provision for Income Taxes is included in the financial statements as follows:

                                         (In Thousands)
                               1998           1997           1996
                              -------        -------        -------
Continuing Operations .       $(2,195)       $   (72)       $ 2,342
Discontinued Operations          (162)        (2,062)          (697)
                              -------        -------        -------
     Total ............       $(2,357)       $(2,134)       $ 1,645
                              =======        =======        =======

     The Company utilized $245,000 of Pennsylvania net operating loss carryforwards to reduce fiscal year 1996 Pennsylvania income taxes payable.

     The Company's current federal benefit for the fiscal year ended June 30, 1998 results from the Company's carryback of the current years net operating loss.

     In addition, the Company had available at June 30, 1998, net operating loss carryforwards of $6.6 million and $781,000 for Florida and Pennsylvania state income tax purposes, respectively. The Florida net operating loss carryforwards expire in the year 2013. The Pennsylvania net operating loss carryforwards expire in the year 2001.

     The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows for the years ended June 30 (in thousands):

                                                        1998                       1997
                                                        ----                       ----
                                                Asset        Liability       Asset        Liability
Revenue Recognized on Completed
  Contract for Tax Return and on
  Percentage of Completion for
  Financial Reporting ..................       $   184        $     -       $   123        $     -

Foreign Net Operating Loss .............         4,790              -         2,015              -

Federal Operating Loss Carryforwards ...           826              -            --              -

State Tax Loss Carryforwards ...........           384              -            70              -

Difference between Book and
  Tax Depreciation .....................             -            855             -          1,496

Capitalized Bid and Proposal Expense ...           215              -           197              -

Investment in Foreign Subsidiary .......             -          2,348             -              -

Accruals Not Currently Deductible ......           195             63         1,823             63
                                               -------        -------       -------        -------

    Subtotal ...........................         6,594          3,266         4,228          1,559

Valuation Allowance ....................        (4,857)             -        (2,027)             -
                                               -------        -------       -------        -------

    Total ..............................       $ 1,737        $ 3,266       $ 2,201        $ 1,559
                                               =======        =======       =======        =======

     A valuation allowance has been provided primarily for foreign net operating loss carryforwards which are subject to uncertainty as to their ultimate realization.

     These deferred tax assets and liabilities are included in/or classified as follows on the Consolidated Balance Sheets at June 30:

                                                   1998         1997
                                                  ------       ------
Prepaid Expenses and Other ................       $1,737       $2,201
Accrued Expenses and Other ................        2,348           --
Non-current Deferred Income Tax ...........          918        1,559

     Differences between the statutory U.S. Federal Income Tax rate and the effective income tax rate reported in the financial statements are as follows for continuing operations at June 30:

                                                     1998           1997           1996
                                                    ------         ------         ------
Federal Statutory Rates .....................        (34.0%)        (34.0%)         34.0%
Increase in Taxes Resulting From:
    State Income Taxes (after deducting
    federal income tax benefit) .............         (0.4%)         (1.0%)          0.8%
    Foreign Net Operating Loss Carryforward .         18.4%          33.6%           2.0%
    Other ...................................          1.0%          (0.1%)         (1.2%)
                                                    ------         ------         ------

Total (Benefit)/Provision for Income Taxes ..        (15.0%)         (1.5%)         35.6%
                                                    ======         ======         ======

     The Company realized an income tax benefit of $238,000 and $220,000 during fiscal year 1997 and 1996, respectively, related to the exercise of certain employee stock options which are recognized as employee compensation for tax purposes, however, not for financial reporting purposes. The tax benefit realized from the exercise of these stock options was immaterial in fiscal year 1998. This tax benefit was credited to Capital in Excess of Par.

9.   Financial Instruments.

     Off Balance Sheet Risk.

     As collateral for leased facilities and for performance and advances on certain long-term contracts, the Company is contingently liable under standby letters of credit in the amount of $498,000 at June 30, 1998. The Company pays a fee to its primary lender of 1% per annum of their face value. If the Company were required to obtain replacement standby letters of credit as of June 30, 1998 for those currently outstanding, it is the Company's opinion that the replacement cost for such standby letters of credit would not significantly vary from the present fee structure.

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

     Fair Value of Financial Instruments.

     At June 30, 1998, the carrying amounts and fair values of the Company's financial instruments are listed below.

     (In Thousands)                  Carrying        Fair
                                       Value         Value
                                       -----         -----
     Revolving Credit Facility        11,132         11,132
     Standby Letters of Credit            --            498

     The fair value of the Company's debt is estimated based on the quoted market prices for the same or similar issues of debt with similar terms and remaining maturities.

     The fair value of Standby Letters of Credit are based on fees currently charged for similar agreements.

10.  Stock Compensation.

     The Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. The stock option exercise price is equal to the fair market value of the stock on the date of grant for its fixed stock option plan and equal to 85% of the fair market value on the date of exercise for stock issued under the employee stock purchase plan. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's stock-based compensation plans been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net (loss)/income and net
     (loss)/income per share for fiscal years 1998, 1997 and 1996 would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                   1998              1997             1996
                                                ----------        ----------       ----------
     Net (Loss)/Income                          $  (13,111)       $   (8,612)      $    2,384
     Net (Loss)/Income Per Share- Basic         $    (1.60)       $    (1.09)      $     0.31
     Net (Loss)/Income Per Share- Diluted       $    (1.60)       $    (1.09)      $     0.30

     The pro forma information regarding net (loss)/income and (loss)/earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock-based compensation plans under the fair value method of that Statement. There were 335,000 and 135,000 options granted during fiscal years 1998 and 1996, respectively with weighted average a fair values of $3.67 in 1998 and $5.00 in 1996. There were no option grants during fiscal year 1997.

     The fair value of options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                             1998                   1996
                                            -------                -------
     Expected dividend yield ...........       0.00%                  0.00%
     Risk-free interest rate ...........       5.36%                  5.40%
     Expected volatility ...............      45.70%                 50.00%
     Expected life (in years) ..........        4.6                    5.0

     Under the Company's Qualified Stock Option Plans, directors, officers and certain key employees may purchase the Company's Common Stock at 100% of the fair market value of the shares on the date of grant. Options are exercisable up to 10 years from the date granted.

     Under the Company's 1986 and 1991 Non-Qualified Stock Option Plans, directors, officers, and key employees may purchase the Company's Common Stock at 100% of fair market value of the shares on the date of grant. Except as otherwise determined by the Board of Directors, no options granted under the Plan will be immediately exercisable, but, rather, will be exercisable as to twenty percent of the shares covered thereby after one year from the date the option is granted and will be exercisable as to an additional twenty percent each year thereafter. All options will expire upon the earlier of 10 years and 30 days from date of grant or, with respect to shares covered by such options, five years from the date the option first became exercisable with respect to such shares.

     On April 7, 1998 the Board of Directors approved the 1998 Stock Incentive Plan a Non-Qualified Stock Option Plan. Under the Plan, directors, officers, and key employees may purchase the Company's Common Stock at an exercise price established by the Board of Directors at the time each option is granted. Options granted under the Plan are exercisable at such times and subject to terms as established by the Board of Directors at the time each option is granted. There were 600,000 shares reserved for the 1998 Plan and 175,000 shares issued under the 1998 Stock Incentive Plan as of June 30, 1998. The 1998 grants were issued with an exercise price equal to 100% of the fair market value of the shares on the date of grant.

     A summary of stock option transactions for the fiscal years ended June 30, 1998, 1997 and 1996 are as follows:

                                          Shares            Weighted
                                          Under             Average
                                          Option          Exercise Price
                                          ------          --------------
     Balance at June 30, 1995 ...        1,043,934        $     9.37
         Options Granted ........          135,000             10.06
         Options Exercised ......          (72,012)             2.26
         Options Terminated .....          (22,750)            11.29
                                        ----------        ----------
         Balance at June 30, 1996        1,084,172              9.89
         Options Exercised ......          (75,799)             2.28
         Options Terminated .....          (98,600)            11.10
                                        ----------        ----------
         Balance at June 30, 1997          909,773             10.41
         Options Granted ........          335,000              3.32
         Options Exercised ......           (7,337)             2.19
         Options Terminated .....         (210,400)            10.69
                                        ----------        ----------

         Balance at June 30, 1998        1,027,036        $     8.02
                                        ==========        ==========

     Options exercisable were 638,136 at June 30, 1998, 559,523 at June 30, 1997, and 525,372 at June 30, 1996, respectively.



     Stock options outstanding at June 30, 1998 are summarized as follows:

                                  Weighted Average  Weighted                           Weighted
  Range of           Number       Remaining         Average           Number           Average
  Exercise Prices  Outstanding    Contractual Life  Exercise Price    Exercisable      Exercise Price
    $ 1.15-$ 2.30    23,600           2.80 years         $ 2.13           23,600          $ 2.13
    $ 2.30-$ 3.45   298,286           8.70 years         $ 3.11          115,886          $ 3.09
    $ 3.45-$ 4.60    57,000           8.50 years         $ 4.14           37,000          $ 4.01
    $ 4.60-$ 5.75    40,000           2.90 years         $ 5.50           40,000          $ 5.50
    $ 9.20-$10.35   110,000           7.60 years         $10.00          108,800          $10.00
    $10.35-$11.50   498,150           6.30 years         $11.45          312,850          $11.44
                  ---------           ----               ------          -------          ------
                  1,027,036           7.00 years         $ 8.02          638,136          $ 8.53
                  =========           ====               ======          =======          ======



     On February 11, 1988, the Company granted each of its then four outside directors an option to purchase 12,500 shares of the Company's Common Stock at a price of $7.20 per share (the market value on that day) later reduced to 6,250 shares at $2.375 in fiscal year 1993 for the two directors who were not part of the Stock Option Committee. As of June 30, 1997 and 1996, 12,500 and 5,000 shares of these options were exercised, respectively. There were no shares of these options exercised during fiscal year 1998.

     During fiscal year 1996, the Stockholders approved the 1996 Employee Stock Purchase Plan. The Plan is the same in all aspects as the 1990 and 1993 Stock Purchase Plans including the number of shares reserved - 360,000 shares. The Plan is intended to provide eligible employees with an opportunity to purchase the Company's Common Stock through payroll deductions at eighty-five percent of the market price on specified dates. No shares were issued under this Plan in fiscal year 1996. There were 79,244 and 65,265 shares issued under this plan during the years ended June 30, 1998 and 1997, respectively. There were 63,285 shares issued under the prior Plan during the year ended June 30, 1996. The fair value of shares issued during fiscal year 1998 and 1997 were $0.91 and $1.38 per share, respectively. The fair value of these shares was estimated using a Black-Scholes Option pricing model with the following weighted average assumptions for fiscal year's:

                                          1998           1997           1996
                                         -------        -------        -------
     Expected dividend yield .             0.00%          0.00%          0.00%
     Risk-free interest rate .             5.49%          5.40%          5.40%
     Expected Volatility .....            46.80%         61.20%         61.20%
     Expected life (in months)               6              6              6

     The Company's Compensation Committee, administers all the stock benefit plans of the Company.

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

     On July 31, 1997, the Board of Directors approved the 1997 Employee Incentive Plan. Under the Plan, the Board granted all of the 107,100 unrestricted shares of the

     Company's common stock reserved for issuance under the Plan to employees who were not officers of the Company.

     On July 31, 1997, the Board of Directors approved the 1997 Director Equity Compensation Plan. Under the Plan, the members of the Company's Board of Directors shall receive unrestricted shares of the Company's Common Stock in lieu of 50% of the otherwise payable directors' fees. A total of 75,000 shares of Common Stock are reserved for issuance under the Plan. During fiscal year 1998, 27,670 shares were granted under this plan. A balance of 47,330 shares are reserved for this Plan at June 30, 1998.

     On June 15, 1998 the Company entered into a Stock Purchase Agreement with its Chief Executive Officer(CEO). In connection with this agreement, the CEO purchased 50,000 shares of common stock. The CEO paid $10,000 cash and issued a Promissory Note to the Company in the amount of $146,250 in payment of the shares. The Promissory Note bears an interest rate of 5.58% and is payable together with interest on June 15, 2001.

11.      Earnings Per Share.

     In 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No, 128 "Earnings per Share" (SFAS No. 128) which changes the presentation and calculation requirements of earnings per share amounts. The Company restated all prior year per share amounts presented in these consolidated financial statements and notes according to the requirements of SFAS No. 128. This restatement resulted in no material change from amounts previously reported. Two per share amounts are presented for net (loss)/income, basic and diluted. See Note 1 to the consolidated financial statements.


     The following is a reconciliation of the basic and diluted net
     (loss)/income per common share computations (in thousands, except per share amounts):

                                                              1998            1997            1996
                                                            --------        --------        --------
     (Loss)/Income Continuing Operations ............       $(12,409)       $ (4,584)       $  4,232
                                                            --------        --------        --------
     Loss Discontinued Operations ...................       $   (407)       $ (3,951)       $ (1,354)
                                                            --------        --------        --------
     Weighted Average Shares Outstanding - Basic ....          8,174           7,916           7,732
                                                            --------        --------        --------
     Basic Per Share Amount Continuing Operations ...       $  (1.52)       $  (0.58)       $   0.55
                                                            --------        --------        --------
     Basic Per Share Amount Discontinued Operations .       $  (0.05)       $  (0.50)       $  (0.18)
                                                            --------        --------        --------

     (Loss)/Income Continuing Operations ............       $(12,409)       $ (4,584)       $  4,232
                                                            --------        --------        --------
     Loss Discontinued Operations ...................       $   (407)       $ (3,951)       $ (1,354)
                                                            --------        --------        --------

     Weighted Average Shares Outstanding - Diluted ..          8,174           7,916           7,732
     Dilutive Options ...............................             --              --             218
                                                            --------        --------        --------
     Total Diluted Shares ...........................          8,174           7,916           7,950
                                                            --------        --------        --------
     Diluted Per Share Amount Continuing Operations .       $  (1.52)       $  (0.58)       $   0.53
                                                            --------        --------        --------
     Diluted Per Share Amount Discontinued Operations       $  (0.05)       $  (0.50)       $  (0.17)
                                                            --------        --------        --------

     In 1998 and 1997, the weighted average number of shares outstanding for the basic and diluted per share calculations are identical since the assumed exercise of outstanding options would be antidilutive.

     In 1996, additional options to purchase 787,478 shares of common stock at a range of prices of $10.75 to $11.50 were outstanding but were not included in the computation of the diluted per share amount because the options' exercise price was greater than the average market price of common shares.

12.      Business Segment Information.

     Due to the sale of the vending operation during fiscal year 1998, the Company operates in one segment - training. This segment includes the design and manufacture of training simulators.

     Sales by Class of Customer.

                                                            (In Thousands)
                                                  1998           1997           1996
                                                --------       --------       --------
     U.S. Government
         Direct .........................       $  7,067       $ 13,590       $ 24,835
         Subcontract ....................         32,504         39,933         61,742
                                                --------       --------       --------
                  Total U.S. Government .         39,571         53,523         86,577
                                                --------       --------       --------

     Foreign Governments ................         11,663         16,397         14,392
     Foreign Commercial .................            854          1,688            305
     Other ..............................            530            942            439
                                                --------       --------       --------

                  Total Foreign and Other         13,047         19,027         15,136
                                                --------       --------       --------

                  Total Sales ...........       $ 52,618       $ 72,550       $101,713
                                                ========       ========       ========

     Export Sales from the U.S. were not material for the fiscal years ended June 30, 1998, 1997 and 1996. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $1,540,000, $4,750,000 and $14,445,000 in the fiscal years ended June 30, 1998, 1997, and 1996, respectively.

     Since a substantial portion of the Company's revenues are attributable to long-term contracts with various government agencies, any factor affecting procurement of long-term government contracts such as changes in government spending, cancellation of weapons programs and delays in contract awards could have a material impact on the Company's financial condition and results of operations.

     Sales by Geographic Area.

                                                         (In Thousands)
                                             United         Europe and
                                             States         Middle East      Consolidated
                                             ------         -----------      ------------
     Revenues
     1998                                   $ 39,707          $12,911           $ 52,618
     1997                                     54,465           18,085             72,550
     1996                                     86,779           14,934            101,713
     Operating (Loss)/Income
     1998                                     (5,777)          (7,998)           (13,775)
     1997                                        702           (4,212)            (3,510)
     1996                                      7,981              (52)             7,929
     Identifiable Assets (1)
     1998                                     55,704            8,654             64,358
     1997                                     69,501           12,533             82,034
     1996                                     83,365           12,032             95,397

(1) Includes discontinued vending operations assets of $13.8 million in 1997 and $11.2 million in 1996.

13.  Summary of Quarterly Results (Unaudited).

                                                    (In Thousands, Except Per Share Data)
                                              September       December         March           June
         1998                                    30              31              31              30
         ----                                 --------        --------        --------        --------
      Net Sales                               $ 12,156        $ 12,520        $ 12,378        $ 15,564
      Gross Profit/(Loss)                     $  2,498        $  1,967        $  1,921        $ (2,683)
      Operating Loss                          $ (1,097)       $ (2,187)       $ (1,937)       $ (8,554)
      Loss from Continuing Operations         $ (1,111)       $ (1,860)       $ (1,588)       $ (7,850)
      Loss from Discontinued Operations       $     --        $   (370)       $     --        $    (37)
      Net Loss                                $ (1,111)       $ (2,230)       $ (1,588)       $ (7,887)

      Loss Per Common Share - Basic and
         Assuming Dilution:
      Loss Per Common Share from
      Continuing Operations                   $  (0.14)       $  (0.23)       $  (0.19)       $  (0.96)
      Loss Per Common Share
       from Discontinued Operations           $     --        $  (0.05)       $     --        $     --
                                              --------        --------        --------        --------
      Loss Per Common Share                   $  (0.14)       $  (0.28)       $  (0.19)       $  (0.96)
                                              ========        ========        ========        ========

     In the fourth quarter of fiscal year 1998, the Company changed its method of accounting for precontract costs from deferring costs incurred for specific anticipated contracts and including those costs in contract sales and costs when the contract award was assured to expensing the costs as incurred in accordance with Statement Of Position 98-5 "Reporting on the Cost of Start-Up Activities"("SOP 98-5"). The Statement requires that precontract costs that are start-up costs be expensed as incurred. The $106,000, after tax, cumulative effect of the change on prior years is included in cost of sales for fiscal year 1998. The effect of the change on the three month period ended September 30, 1997, was to increase net loss $12,000 ($0.00 per share); the effect of the change on the three months ended December 31, 1997, was to increase net loss $153,000 ($0.02 per share); the effect of the change on the three month period ended March 31, 1998 was to increase net loss $138,000 ($0.02 per share); the effect of the change on the three month period ended June 30, 1998 was to increase net loss $199,000

     ($0.02) per share. These amounts are reflected in the summary of quarterly results presented above.

     As a result of the periodic review of estimated costs at completion and consideration of changes in facts and circumstances, revisions were made in the estimated costs to complete in the fourth quarter of fiscal year 1998 to certain contracts. A gross margin adjustment resulting from the need to recognize additional cost on one of the domestic operation contracts was required due to delays in contract progress resulting from attrition and learning curve inefficiencies. The effect of this adjustment was to increase net loss from continuing operations by $935,000 for the fourth quarter and year ended June 30, 1998. The UK operation was also required to adjust margins and recognize additional costs to complete on all of its contracts. The lack of new business awards over the past year, as well as no anticipated future awards has resulted in a business base which is not sufficient to absorb fixed costs. As a result, the UK subsidiary recorded margin adjustments on certain contracts and contract loss accruals of approximately $2.6 million during the fourth quarter of fiscal year 1998.

     Additionally, during the fourth quarter of fiscal year 1998, the Company incurred charges relating to the impairment of fixed assets and settlement of claims. See Notes 1, 3 and 4 to the Consolidated Financial Statements.

                                                     (In Thousands, Except Per Share Data)
                                             September       December         March            June
         1997                                   30              31              31              30
     ---------------------------------       --------        --------        --------        --------
     Net Sales                               $ 22,426        $ 21,153        $ 13,842        $ 15,129
     Gross Profit                            $  4,900        $  2,676        $  1,292        $    507
     Operating Income/(Loss)                 $  1,718        $   (521)       $ (1,493)       $ (3,214)
     Income/(Loss) from
       Continuing Operations                 $    740        $ (1,054)       $ (1,342)       $ (2,928)
     Loss from Discontinued Operations       $   (526)       $   (595)       $   (610)       $ (2,220)
     Net Income/(Loss)                       $    214        $ (1,649)       $ (1,952)       $ (5,148)

     Income/(Loss) Per Common Share -
       Basic and Assuming Dilution:
     Income/(Loss) Per Common Share
       from Continuing Operations            $   0.09        $  (0.13)       $  (0.17)       $  (0.37)
     Loss Per Common Share
       from Discontinued Operations          $  (0.06)       $  (0.08)       $  (0.08)       $  (0.28)
                                              --------        --------        --------        --------
     Income/(Loss) Per Common Share          $   0.03        $  (0.21)       $  (0.25)       $  (0.65)
                                              ========        ========        ========        ========

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

     The income/(loss) per share amounts presented in the summary of quarterly results above have been restated to conform to SFAS No. 128. See Note 11 to the consolidated financial statements.

14.  Commitments and Contingencies.

     The Company and its subsidiaries lease certain office facilities and equipment under operating leases. Future minimum lease payments under all noncancellable operating leases as of June 30, 1998 are as follows:

                                                                    (In Thousands)
                  1999 ........................................        $    887
                  2000 ........................................             734
                  2001 ........................................             709
                  2002 ........................................             701
                  Remaining Years .............................           5,765
                                                                       --------
                  Total Minimum Lease Payments..................       $  8,796
                                                                       ========

     Rent expense under all operating leases was approximately $1,142,000, $1,806,000, and $1,633,000 for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

15.  Discontinued Operations.

     On November 25, 1997, the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. Proceeds from the sale of the vending operation were used to reduce the Company's debt.

     The vending operation was accounted for as a discontinued operation beginning in fiscal year 1997, and accordingly, the vending operation was segregated in the accompanying Consolidated Statements of Operations and prior years were reclassified. However, the Consolidated Balance Sheets and Consolidated Statements of Cash Flows were not reclassified.

     Discontinued operations at June 30, 1997 included management's best estimates of the amounts expected to be realized on the sale of the vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period.

     Revenues of the discontinued vending operation were $10.5 million, and $15.4 million in fiscal years 1997 and 1996, respectively. The results of the discontinued vending operation also reflect corporate interest expense allocations of $183,000, and $133,000 in fiscal years 1997 and 1996, respectively. The amount of interest allocated to the phase-out period was $36,000. Interest expense was allocated based on the ratio of net assets of the vending operation to the sum of consolidated stockholders' equity and consolidated debt less debt directly attributable to other operations.

     Assets (excluding inter-company) attributable to the discontinued operation were as follows at June 30, 1997:

                                                   (In Thousands)
     Current Assets .....................             $10,295


     Property, Plant and Equipment, net .               3,176
     Other Assets .......................                 311
                                                      -------
         Assets of Discontinued Operation             $13,782
                                                      =======

     During fiscal year 1998, the Company recorded an additional provision for the estimated loss on disposal of discontinued operations of $407,000, after-tax. This change in estimated loss resulted primarily from additional costs associated with the consummation of the sale of the fixed assets, inventory and trade receivables of the vending operation.

16.  Subsequent Events.

     On July 7, 1998 the Company announced the relocation of its corporate headquarters staff and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. The relocation was completed on September 30, 1998.

     Management expects to record a non-recurring charge of approximately $800,000 during fiscal year 1999 associated with this relocation. A majority of the charge principally relating to stay bonuses and lease termination will be recorded during the first quarter of fiscal year 1999. The remaining portion of the charge will be taken during the second quarter of fiscal year 1999.

     On August 27, 1998, the Board of Directors announced the approval of a plan to wind down and discontinue the operations of the UK subsidiary by March 1999. Management expects to record a non-recurring charge of approximately $1.7 million relating to severance and stay bonuses during fiscal year 1999. A portion of the charge relating to severance will be taken during the first quarter of fiscal year 1999. The remaining portions of the charge, principally relating to stay bonuses, will be taken during the remainder of fiscal year 1999. Management is in the process of evaluating options with respect to the leased facilities in the UK including subletting the facilities or terminating the leases. Any resulting charge will be determined after the evaluation. The potential costs associated with the leased facilities range from $1.0 million to $5.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     The Company has nothing to report under this item.

                                    PART III


   Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 - 13 (except for the information set forth at the end of Part I with respect to Executive Officers of the Company) is incorporated by reference to the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before October 28, 1998.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules
              and Reports on Form 8-K.

   (a)        (1) and (2)  Financial Statements

              The financial statements filed as part of this Annual Report are listed in the Index to Consolidated Financial Statements on page 19. Schedules other than those so listed are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

   (3)        Exhibits

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------
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

10.5 *        Form of Stock Option Agreement for outside directors (7)

10.6          Term Loan and Revolving Credit Agreement dated as of September 20,
              1994 by and among First Fidelity Bank, National Association and
              ECC International Corp. (7)

10.7 Guaranty and Surety Agreement dated as of September 20, 1994 to induce First Fidelity Bank, N.A. to make loans or other financial accommodations to ECC Simulation Limited. (7)

10.8 *        Form of Director's and Officer's Agreement to Defend and
              Indemnify. (3)

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

10.16 *       ECC International Corp. Executive Savings Plan. (6)

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

10.18         Rights Agreement dated August 27, 1996 between ECC International
              Corp. and Mellon Bank, N.A. (9)

10.19 Amendment No. 1 to Rights Agreement, dated as of March 25, 1997, between ECC International Corp. and Mellon Bank, N.A. (8)

10.20         Amendment dated as of November 13, 1997 to the Term and Revolving
              Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. (11)

10.21         Amendment dated as of December 19, 1997, to the Term and Revolving
              Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. (11)

10.22 Asset Purchase Agreement, dated as of November 25, 1997, by and among Dixie- Narco, Inc., ECC International Corp. and ECC Vending
              Corp. (12)

10.23*        Director Equity Compensation Plan (13)

10.24         Amendment dated as of January 30, 1998, to the Term and Revolving
              Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. (14)

10.25         Amendment dated as of February 17, 1998, to the Term and Revolving
              Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. (14)

10.26         Amendment dated as of March 16, 1998, to the Term and Revolving
              Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. (14)

10.27         Amended and Restated Revolving Credit Note, dated February 17,
              1998 (14)

10.28*        1998 Stock Incentive Plan

10.29* Employment Agreement, dated as of June 15, 1998, by and between the Company and James C. Garrett

10.30* Stock Purchase Agreement, dated as of June 15, 1998, by and between the Company and James C. Garrett


10.31* Promissory Note, dated as of June 15, 1998, by and between the Company and James C. Garrett

10.32* Consulting Agreement dated as of April 1, 1998, by and between the Company and George W. Murphy

10.33*        Non-Competition and Non-Solicitation Agreement, dated as of April
              1, 1998, by and between the Company and George W. Murphy

21            Subsidiaries of the Registrant (15)

23            Consent of PricewaterhouseCoopers LLP

27            Financial Data Schedule


*     Management contract or other compensatory plan or arrangement.

1 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996. (Commission File No. 001-8988)

2 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996. (Commission File No. 001-8988)

3 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 001-8988)

4 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991. (Commission File No. 001-8988)

5 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993. (Commission File No. 001-8988)

6 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995. (Commission File No. 001-8988)

7 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994. (Commission File No. 001-8988)

8 Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 25, 1997. (Commission File No. 001-8988)

9 Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated September 4, 1996. (Commission File No. 001-8988)

10 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995. (Commission File No. 001-8988)

11 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (Commission File No. 001-8988)

12 Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 25, 1997 (Commission File No. 001-8988)

13    Incorporated by reference to Annex A of the Registrants Definitive
      Schedule 14A file with the SEC on October 27, 1997 (Commission File No. 001-8988)

14 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 001-8988)

15 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 (Commission File No. 001-8988)

   (b) Reports on Form 8-K

      On June 17, 1998, the Company filed a Current Report on Form 8-K, dated June 15, 1998, to report under Item 5 (Other Events) that the Company had named James C. Garrett as President, Chief Executive Officer and a member of the Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ECC INTERNATIONAL CORP.

                                          By:   /s/ Relland Winand
                                                --------------------------------
                                                Relland Winand
                                                Vice President, Finance

Date: October 13, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, by a majority of the Board of Directors.


/s/ James C. Garrett                                )
--------------------------------------------        )
James C. Garrett, President, Chief Executive        )
  Officer and Principal Executive Officer           )
                                                    )
/s/ Relland Winand                                  )
--------------------------------------------        )
Relland Winand, Vice President, Finance             )
  and Principal Financial and Accounting Officer    )
                                                    )
/s/ Ajit W. Hirani                                  )
--------------------------------------------        )
Ajit W. Hirani, Director                            )
                                                    )
/s/ Bruce A. Beda                                   )
--------------------------------------------        )
Bruce A. Beda, Director                             )
                                                    )
/s/ Julian Demora                                   )           October 13, 1998
--------------------------------------------        )
Julian Demora, Director                             )
                                                    )
/s/ Martin S. Kaplan                                )
--------------------------------------------        )
Martin S. Kaplan, Director                          )
                                                    )
/s/ Jesse Krasnow                                   )
--------------------------------------------        )
Jesse Krasnow, Director                             )
                                                    )
/s/ Thomas E. McGrath                               )
--------------------------------------------        )
Thomas E. McGrath, Director                         )
                                                    )
/s/ Merrill A. McPeak                               )
--------------------------------------------        )
Merrill A. McPeak, Director                         )