Form 10-Q
period 1998-09-30
ECC INTERNATIONAL CORP
filed 1998-11-16
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

                        Commission File Number: 001-8988
                                                --------
                             ECC International Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  23-1714658
---------------------------------           ------------------------------------
 (State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)


2001 West Oak Ridge Road, Orlando, FL                     32809-3803
-------------------------------------        ----------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (407) 859-7410
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

     As of September 30, 1998, there were 8,329,409 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                       Three Months    Three Months
                                          Ended           Ended
                                         9/30/98         9/30/97
                                       ------------    ------------
Net Sales                                 $ 10,411       $ 12,156
Cost of Sales                                7,987          9,658
                                          --------       --------
Gross Profit                                 2,424          2,498
                                          --------       --------
Expenses:
  Selling, General & Administrative          3,061          2,912
   Systems Development                         520            683
   Non-Recurring Expenses                    1,166           --
                                          --------       --------
     Total Expenses                          4,747          3,595
                                          --------       --------
Operating Loss                              (2,323)        (1,097)
                                          --------       --------
Other Income (Expense):
  Interest Income                               75             83
  Interest Expense                            (244)          (390)
  Other - Net                                  104            (67)
                                          --------       --------
     Total Other Expense                       (65)          (374)
                                          --------       --------
Loss Before Income Taxes                    (2,388)        (1,471)
(Benefit)/Provision for Income Taxes          (604)           360
                                          --------       --------
Net Loss                                  $ (1,784)      $ (1,111)
                                          ========       ========
Loss Per Common

Share - Basic and
  Assuming Dilution:
Net Loss Per Common Share                 $  (0.21)      $  (0.14)
                                          ========       ========


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (In Thousands)
                                   (Unaudited)

                                                 Three Months       Three Months
                                                     Ended             Ended
                                                    9/30/98           9/30/97
                                                    -------           -------
Net Loss                                            $(1,784)          $(1,111)
Other Comprehensive Income (Expense):
  Foreign Currency Translation  Adjustments            (125)               78
                                                    -------           -------
      Total Comprehensive Income                    $(1,909)          $(1,033)
                                                    =======           ========


        See accompanying notes to the consolidated financial statements

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       (Unaudited)    (Audited)
                                                        9/30/98        6/30/98
                                                        ----------    ---------
ASSETS

Current Assets:
  Cash                                                    $ 3,742      $ 4,830
  Accounts Receivable, Net                                  6,690        8,097
  Costs and Estimated Earnings in Excess
   of Billings on Uncompleted Contracts                    16,469       16,391
  Inventories
    Raw Material                                            4,249        4,149
    Work in Process                                         1,160        1,053
  Prepaid Expenses and Other                                7,438        6,868
                                                          -------      -------
    Total Current Assets                                   39,748       41,388
Property, Plant and Equipment - Net                        20,729       20,994
Other Assets                                                1,563        1,976
                                                          -------      -------
    Total Assets                                          $62,040      $64,358
                                                          =======      =======


                                                                    Continued...

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                (In Thousands Except Share and Per Share Data)

                                                     (Unaudited)     (Audited)
                                                      9/30/98         6/30/98
                                                      ---------       -------
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Portion of Long-Term Debt                   $11,192          $11,132
  Accounts Payable                                      5,397            6,263
  Advances on Long-Term Contracts                       4,207            4,683
  Accrued Expenses                                      8,775            7,925
                                                      -------          -------
    Total Current Liabilities                          29,571           30,003
                                                      -------          -------
Deferred Income Taxes                                     918              918
                                                      -------          -------
Commitments and Contingencies
Stockholders' Equity:
  Common stock, $.10 par; authorized
   20,000,000 shares at 9/30/98 and
   6/30/98; issued and outstanding,
   8,329,409 shares at 9/30/98 and
   8,318,058 at 6/30/98                                   833              832
  Preferred stock, $.10 par; authorized
   1,000,000 shares at 9/30/98 and at
   6/30/98; none issued and outstanding
   at 9/30/98 and 6/30/98                                  --               --
  Note Receivable from Stockholder                       (146)            (146)
  Capital in Excess of Par                             24,826           24,804
  Retained Earnings                                     6,149            7,933
  Cumulative Translation Adjustment                      (111)              14
                                                      -------          -------
Total Stockholders' Equity                             31,551           33,437
                                                      -------          -------
Total Liabilities & Stockholders' Equity              $62,040          $64,358
                                                      =======          =======

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                          SEPTEMBER 30, 1998 AND 1997
                                 (In Thousands)
                                  (Unaudited)

                                                  Three Months    Three Months
                                                     Ended            Ended
                                                    9/30/98          9/30/97
                                                  ------------    ------------

Cash Flows From Operating Activities:
Net Loss                                           $(1,784)        $(1,111)
Items Not Requiring Cash:
  Depreciation                                       1,014           1,128
Changes in Certain Assets and Liabilities:
  Accounts Receivable                                1,407            (764)
  Costs and Estimated Earnings in Excess
   of Billings on Uncompleted Contracts                (78)          3,819
  Inventories                                         (207)           (315)
  Prepaid Expenses and Other                          (570)           (272)
  Accounts Payable                                    (866)            324
  Advances on Long-Term Contracts                     (476)            168
  Accrued Expenses                                     873             528
                                                   -------         -------
Net Cash (Used In)/Provided By
 Operating Activities                                 (687)          3,505
                                                   -------         -------
Cash Flows From Investing Activities:
  Additions to Property, Plant and Equipment          (749)           (778)
  Other                                                348              87
                                                   -------         -------
Net Cash Used In Investing Activities                 (401)           (691)
                                                   -------         -------
Cash Flows From Financing Activities:
  Proceeds From Issuance of Common Stock, Options
  Exercised and Warrants, Including Related
   Tax Benefit                                          --               2
Repayments under Term Loan                              --          (2,250)
Borrowings under Revolving Credit Facility, Net         --            (142)
                                                   -------         -------
Net Cash Used In Financing Activities                   --          (2,390)
                                                   -------         -------
Net (Decrease)/Increase in Cash                     (1,088)            424
Cash at Beginning of the Period                      4,830           3,888
                                                   -------         -------
Cash at End of the Period                          $ 3,742         $ 4,312
                                                   =======         =======


                                                                    Continued...


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND 1997 (Continued)
                                 In Thousands)
                                  (Unaudited)

                                                    Three Months   Three Months
                                                       Ended          Ended
                                                      9/30/98         9/30/97
                                                    ------------    -----------

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
  Interest                                              $248           $393

Supplemental Schedule of Non Cash
 Financing Activities:

Issuance of Director Equity Compensatio                 $ 23           $ --

Issuance of Employee Stock Incentives                   $ --           $421


       See accompanying notes to the consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying statements are unaudited and have been prepared by ECC pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 1998 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows for the interim period presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

2. For the three months ended September 30, 1997 certain items were restated on the Company's consolidated statements of operations and consolidated statements of cash flows to conform to the presentation in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

    In the fourth quarter of fiscal year 1998, the Company changed its method of accounting for precontract costs from deferring costs incurred for specific anticipated contracts and including those costs in contract sales and costs when the contract award was assured to expensing the costs as incurred in accordance with Statement of Position 98-5 "Reporting on the Cost of Start-Up Activities." The retro-active effect of the change on the three month period ended September 30, 1997 was to increase net loss by $118,000 ($0.02 per share).


3. Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period adjusted for the number of shares that would have been outstanding if the dilutive potential common shares had been issued. The diluted loss per share does not assume the exercise of options that would have an antidilutive effect on loss per share.

    The weighted-average number of common shares outstanding for the basic and diluted per share calculations are identical since the assumed exercise of all outstanding options would be antidilutive.


    The weighted-average number of common shares outstanding for each period presented is as follows:

                                        9/30/98     9/30/97
                                        -------     -------
    Three-months ended                 8,329,589   8,119,883




4. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered substantial losses in recent fiscal years and for the three months ended September 30, 1998. In addition, the Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain operations and has not yet obtained a new credit facility to replace its current loan facility, of which the balance of $10.4 million (after payments discussed below) is due January 11, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company did not comply with the minimum fixed charge coverage ratio covenant at September 30, 1998 and June 30, 1998, and was unable to obtain waivers from its bank lender for these violations under its revolving credit agreement. On October 1, 1998, the Company entered into a forbearance agreement with the bank, which extended the expiration date of the revolving credit agreement from October 1, 1998 to January 11, 1999, and reduced the availability of credit from $13.0 million to $11.4 million. The forbearance agreement also provides for the maintenance of minimum cash balances, fixed charge coverage ratio and current ratio as well as maximum debt to equity ratio through the expiration date. The forbearance agreement terminates on November 30, 1998, if the Company does not obtain a letter of commitment from a financial institution providing for repayment in full of the obligations under the revolving credit agreement.

    The Company is currently in the process of seeking alternative sources of financing and anticipates obtaining the financing by November 30, 1998. There can be no assurance, however, that the Company will obtain such financing.

    Pursuant to the terms of the forbearance agreement, the Company made a $300,000 payment on the loan facility in October 1998. Additionally, during November 1998, the Company used proceeds from the sale of certain real estate assets to reduce the loan facility by an additional $500,000.

5. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), in the quarter ended September 30, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components, classified by their nature, in a full set of annual financial statements. The components of other comprehensive income for the Company have generally only included foreign currency translation adjustments.


6.  Non-Recurring Expenses

    During the three-month period ended September 30, 1998, the Board of Directors announced the approval of a plan to wind down and discontinue the operations of the UK subsidiary by March 1999. In addition, the Company announced the relocation of its corporate headquarters staff and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. The relocation was completed on September 30, 1998. As a result of the efforts to wind down the UK operation and the relocation of the corporate headquarters, the Company recorded non-recurring charges of approximately $1.2 million during the three-month period ended September 30, 1998. These charges primarily relate to employee termination benefits. Management expects to record additional charges, principally relating to employee termination benefits, during the remainder of fiscal year 1999 of $1.3 million. Management continues to evaluate options with respect to the leased facilities in the U.K. including subletting the facilities or terminating the leases. Any resulting charge will be determined after the evaluation is complete.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act if 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Operating Results.



a)  MATERIAL CHANGES IN FINANCIAL CONDITION

    During the three-month period ended September 30, 1998, the Company's principal sources of cash were billings and receipts on accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. The principal uses of these funds were to make vendor payments and fund improvements to the Orlando facility.

    Accounts Receivable decreased due to the receipt of payments on the Company's domestic training contracts including the CCTT LRIP, Javelin multi-year and Saudi Vigs programs.

    Work in process inventory increased primarily due to unabsorbed overhead. Overhead is absorbed on an annualized projected rate. Management expects that volume during the remaining fiscal 1999 quarters will support the currently budgeted overhead rate.

    Prepaid Expenses and Other increased primarily due to the federal tax benefit recorded for the federal net operating loss realized during the three-month period ended September 30, 1998.

    Other Assets decreased primarily as a result of the receipt of cash surrender value on certain executive insurance policies.

    Advances on long-term contracts decreased primarily as a result of the liquidation of advance payments for work performed on contracts in the UK division.

    Accrued expenses increased primarily as a result of accruals recorded for non-recurring expenses associated with the relocation of the corporate headquarters and wind down of the UK division. (See Note 6 to the Unaudited Consolidated Financial Statements).


    The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered substantial losses in recent fiscal years and for the three months ended September 30, 1998. In addition, the Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain operations and has not yet obtained a new credit facility to replace its current loan facility, of which the balance of $10.4 million (after payments discussed below) is due January 11, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company did not comply with the minimum fixed charge coverage ratio covenant at September 30, 1998 and June 30, 1998, and was unable to obtain waivers from its bank lender for these violations under its revolving credit agreement. On October 1, 1998, the Company entered into a forbearance agreement with the bank, which extended the expiration date of the revolving credit agreement from October 1, 1998 to January 11, 1999, and reduced the availability of credit from $13.0 million to $11.4 million. The forbearance agreement also provides for the maintenance of minimum cash balances, fixed charge coverage ratio and current ratio as well as maximum debt to equity ratio through the expiration date. The forbearance agreement terminates on November 30, 1998, if the Company does not obtain a letter of commitment from a financial institution providing for repayment in full of the obligations under the revolving credit agreement.


    The Company is currently in the process of seeking alternative sources of financing and anticipates obtaining the financing by November 30, 1998. There can be no assurance, however, that the Company will obtain such financing.

    Pursuant to the terms of the forbearance agreement, the Company made a $300,000 payment on the Loan Facility in October 1998.

    Additionally, during November 1998, the Company used proceeds from the sale of certain real estate assets to reduce the Loan Facility by an additional $500,000. During the remainder of fiscal year 1999, the Company anticipates spending approximately $1.0 million for new machinery and equipment and to continue to refurbish the Orlando facility.

    Other than as stated above, the Company currently has no other material commitments for capital expenditures.

b.) Material Changes in Results of Operations.

    Net sales decreased for the three-month period ended September 30, 1998 as compared to the same period ended September 30,1997. The decrease in net sales is primarily the result of the completion of several training division contracts. This decrease in net sales was partially offset by sales generated from recently awarded contracts including: Javelin multi-year; CCTT LRIP; a Saudi Vigs contract; as well as several additions to other ongoing contracts.

    Net sales in the UK subsidiary also decreased for the three-month period ended September 30,1998 as compared to the same period ended September 30, 1997. This decrease was a result of reduced activity on its two major contracts as they are expected to be completed during the first half of fiscal year 1999. There have been no substantial new business awards in the UK operation since the third quarter of fiscal year 1998. The Company expects to complete the wind down of the UK operation by March 1999.

    Overall gross margin as a percentage of net sales increased for the three-month period ended September 30, 1998 versus the same period ended September 30, 1997. Domestic training contract gross margin levels improved as a result of the completion of many large "cost plus" type contracts which have historically had lower gross margins than the "fixed price" type. In addition, the Company's cost reduction initiatives during fiscal year 1998 and the first quarter of fiscal year 1999 have reduced overhead costs, thus improving gross margins. In addition, gross margins in the UK operation have improved over the corresponding period in the prior fiscal year as a result of the accrual for loss contracts recorded at June 30, 1998.

    Selling, general and administrative expense increased primarily as a result of increases in the domestic operations costs partially offset by cost cutting initiatives in the UK operation. The increase in domestic selling, general and administrative costs is primarily the result of increased utilization of consulting services related to marketing, outplacement and executive search services as well as bid and proposal expenditures as the Company seeks new business awards.

    Systems development expense decreased during the three-month period ended September 30, 1998 as compared to the same period ended September 30, 1997. The decrease primarily is a result of cost cutting initiatives. These initiatives are expected to continue through out fiscal year 1999.

    During the three-month period ended September 30, 1998, the Board of Directors announced the approval of a plan to wind down and discontinue the operations of the UK subsidiary by March 1999. In addition, the Company announced the relocation of its corporate headquarters staff and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. The relocation was completed on September 30, 1998. As a result of the efforts to wind down the UK operation and the relocation of the corporate headquarters, the Company recorded non-recurring charges of approximately $1.2 million during the three-month period ended September 30, 1998. These charges primarily relate to employee termination benefits. Management expects to record additional charges, principally relating to employee termination benefits, during the remainder of fiscal year 1999 of $1.3 million. Management continues to evaluate options with respect to the leased facilities in the U.K. including subletting the facilities or terminating the leases. Any resulting charge will be determined after the evaluation is complete.

    Interest expense decreased for the three-month period ended September 30, 1998 versus the corresponding period in the previous fiscal year. The decrease was primarily the result of a reduction in the Company's revolving credit facility.

    Other, net increased primarily as a result of gains on foreign exchange transactions in the UK subsidiary.

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

    Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company's future quarterly operating results may vary significantly. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company's Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.


    YEAR 2000 ISSUE

    The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000" the results could conceivably have a material adverse effect on the Company if not adequately remedied by the Company, its suppliers and customers, on a timely basis.

    The Company has formally addressed the Year 2000 issue since November 1997 when a Year 2000 Compliance Program was initiated. A complete evaluation was made on all internal systems, including voice mail, automated badge entry, e-mail, payroll, accounting, facilities and products.

    For its information technology, the Company currently utilizes a network of Unix and Windows NT platforms, which provide company-wide access to all of the Company's business application programs. Employees access the network application software through individual PC's (about 400), all of which are compliant. Substantially all operating systems related to the Company's network have been updated to comply with Year 2000 requirements. Periodically, new application programs and updated versions of existing programs are added to the system. The Company has an ongoing program to confirm that all such added software programs are compliant. The Company will perform a final re-verification test of all systems in the second quarter of calendar year 1999 to allow time for any unexpected remediation that may need to occur. Although there can be no assurance that the Company will identify and correct every Year 2000 problem found in its computer applications, the Company believes that it has in place a comprehensive program to identify and correct any such problems.

    The Company has reviewed its building and utility systems (heat, light, phones, etc.) for the impact of Year 2000. Almost all of the systems in this area are Year 2000 ready. The Meridian Voice Mail system is not yet compliant, but the Company is in the process of purchasing an upgrade, which is compliant. While, the Company has no reason to believe that its utility suppliers will not meet their required Year 2000 compliance targets, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any such supplier to fully remediate its systems for Year 2000 compliance could cause a partial shutdown of the Company's plant, which could impact the Company's ability to meet its obligations to supply products to its customers.

    The Company is satisfied that its customer base is aware of the Year 2000 issue and is proactively working to ensure that there are no problems associated with the Year 2000. The Company is aware of this because all major customers have asked the Company for its Year 2000 status. In addition, the Company is working with its prime contractors to identify Year 2000 problems that may affect the integration of the Company's product with those of the prime contractor. The Company will work with its prime contractors to remediate any problems as they are identified.

    The Company has also commenced a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent requests to all of its significant suppliers regarding their Year 2000 compliance, requesting that they warrant their ability to provide services and supplies in the Year 2000. Half of the suppliers have warranted their ability to provide supplies in the Year 2000, and the remainder have presented a plan to have their company compliant by the end of calendar year 1999. This program will be ongoing and the Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risks involved. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would intend to do so if a specific problem is identified through the programs described above. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

    The Company believes that the cost of Year 2000 compliance for its information and production systems has not and will not be material to its consolidated results of operations and financial position.


    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

                           PART II. OTHER INFORMATION

                            ECC INTERNATIONAL CORP.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  EXHIBITS

             Exhibit 27.1 - Financial Data Schedule for the three-month period ended September 30, 1998.

         b.  REPORTS ON FORM 8-K

             On August 28, 1998, the Company filed a Current Report on Form 8-K, dated August 27, 1998, to report under Item 5 (Other Events) that the Company had reduced its work force by 5% and that the Board of Directors had approved a plan to wind down and discontinue the operations of ECC Simulation Limited. No financial statements were required to be filed with such report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ECC INTERNATIONAL CORP.


Date: November 16, 1998                        /s/ James C. Garrett
      -----------------                        -------------------------------
                                               James C. Garrett
                                               President and
                                               Chief Executive Officer
                                               (Principal Financial and
                                               Accounting Officer)