Form 10-Q
period 1998-12-31
ECC INTERNATIONAL CORP
filed 1999-02-12
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1998
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ---------------------------

Commission File Number:                          001-8988


                            ECC International Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    23-1714658
---------------------------------------     -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


  2001 West Oak Ridge Road, Orlando, FL                 32809-3803
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (407) 859-7410
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         [X] Yes     [ ] No

     As of December 31, 1998, there were 8,330,309 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                             Six Months            Six Months
                                                               Ended                 Ended
                                                              12/31/98              12/31/97
                                                             ----------            ---------

Net Sales                                                    $  24,379             $  24,676

Cost of Sales                                                   18,466                20,211
                                                             ---------             ---------

Gross Profit                                                     5,913                 4,465
                                                             ---------             ---------

Expenses:
   Selling, General & Administrative                             5,879                 6,223
   Systems Development                                             570                 1,526
   Non-Recurring Expenses                                        1,872                    --
                                                             ---------             ---------
      Total Expenses                                             8,321                 7,749
                                                             ---------             ---------

Operating Loss                                                  (2,408)               (3,284)
                                                             ---------             ---------

Other Income (Expense):
   Interest Income                                                 120                    88
   Interest Expense                                               (586)                 (673)
   Other - Net                                                     215                    (9)
                                                             ---------             ---------

      Total Other Expense - Net                                   (251)                 (594)
                                                             ---------             ---------

Loss From Continuing Operations Before Income
   Taxes                                                        (2,659)               (3,878)

Benefit From Income Taxes                                         (423)                 (907)
                                                             ---------             ---------

Loss From Continuing Operations                                 (2,236)               (2,971)

Discontinued Operations:
   Loss on Disposal (net of applicable income tax
  benefits of $199 in 1997)                                         --                  (370)
                                                             ---------             ---------

Net Loss                                                     $  (2,236)            $  (3,341)
                                                             ---------             ---------

Loss Per Common Share - Basic and Assuming Dilution:
Loss Per Common Share From Continuing Operations                 (0.27)                (0.37)
Loss Per Common Share From Discontinued Operations                  --                 (0.05)
                                                             ---------             ---------

Net Loss Per Common Share                                    $   (0.27)            $   (0.42)
                                                             =========             =========



        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                      (In Thousands Except Per Share Data)
                                   (Unaudited)



                                                           Three Months           Three Months
                                                               Ended                 Ended
                                                              12/31/98              12/31/97
                                                           ------------           ------------

Net Sales                                                       $13,968             $12,520

Cost of Sales                                                    10,479              10,553
                                                                -------             -------

Gross Profit                                                      3,489               1,967
                                                                -------             -------

Expenses:
   Selling, General & Administrative                              2,818               3,311
   Systems Development                                               50                 843
   Non-Recurring Expenses                                           706                  --
                                                                -------             -------
      Total Expenses                                              3,574               4,154
                                                                -------             -------

Operating Loss                                                      (85)             (2,187)
                                                                -------             -------

Other Income (Expense):
   Interest Income                                                   45                   5
   Interest Expense                                                (342)               (283)
   Other - Net                                                      111                  58
                                                                -------             -------

      Total Other Expense - Net                                    (186)               (220)
                                                                -------             -------

Loss From Continuing Operations Before Income Taxes                (271)             (2,407)

Provision/(Benefit) for Income Taxes                                181                (547)
                                                                -------             -------

Loss From Continuing Operations                                    (452)             (1,860)

Discontinued Operations:
   Loss on Disposal (net of applicable income tax
    benefits of $199 in 1997)                                        --                (370)

Net Loss                                                        $  (452)            $(2,230)
                                                                =======             =======

Loss Per Common Share -Basic and Assuming Dilution:
Loss Per Common Share From Continuing Operations                  (0.05)              (0.23)
Loss Per Common Share From Discontinued Operations                   --               (0.05)
                                                                -------             -------

Net Loss Per Common Share                                       $ (0.05)            $ (0.28)
                                                                =======             =======



        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                 (In Thousands)
                                   (Unaudited)



                                                             Six Months            Six Months
                                                               Ended                  Ended
                                                              12/31/98              12/31/97
                                                             ---------             ---------

Net Loss                                                       $(2,236)             $(3,341)
Other Comprehensive Income (Expense):
   Foreign Currency Translation Adjustments                       (147)                  24
                                                               -------              -------

      Total Comprehensive Loss                                 $(2,383)             $(3,317)
                                                               ========             =======















         See accompanying notes to the consolidated financial statements

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                 (In Thousands)
                                   (Unaudited)



                                                            Three Months          Three Months
                                                               Ended                  Ended
                                                              12/31/98              12/31/97
                                                             ---------             ---------

Net Loss                                                        $(452)              $(2,230)
Other Comprehensive Income (Expense):
   Foreign Currency Translation Adjustments                       (22)                  (54)
                                                                -----               -------

      Total Comprehensive Loss                                  $(474)              $(2,284)















         See accompanying notes to the consolidated financial statements

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                            (Unaudited)            (Audited)
                                                             12/31/98               6/30/98
                                                             ---------             ---------

ASSETS

Current Assets:
   Cash                                                      $ 4,721                 $ 4,830
   Accounts Receivable, Net                                    7,529                   8,097
   Cost and Estimated Earnings in Excess
   of Billings on Uncompleted Contracts                       12,198                  16,391

   Inventories
      Raw Material                                             4,143                   4,149
      Work in Process                                            838                   1,053

   Prepaid Expenses and Other                                  7,405                   6,868
                                                             -------                 -------

      Total Current Assets                                    36,834                  41,388

Property, Plant and Equipment - Net                           20,230                  20,994

Other Assets                                                     478                   1,976
                                                             -------                 -------

      Total Assets                                           $57,542                 $64,358
                                                             =======                 =======






                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                 (In Thousands Except Share and Per Share Data)




                                                            (Unaudited)        (Audited)
                                                              12/31/98          6/30/98
                                                            -----------         --------

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
      Current Portion of Long-Term Debt                       $ 9,834           $11,132
      Accounts Payable                                          2,741             6,263
      Advances on Long-Term Contracts                             347             4,683
      Accrued Expenses and Other                               10,385             7,925
                                                              -------           -------

Total Current Liabilities                                      23,307            30,003
                                                              -------           -------

Deferred Income Taxes                                             918               918
                                                              -------           -------

Other Long Term Liabilities                                     2,239                --
                                                              -------           -------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, $.10 par; authorized
       20,000,000 shares at 12/31/98 and
       6/30/98; issued and outstanding,
       8,330,309 shares at 12/31/98 and
        8,318,058 at 6/30/98                                      833               832

     Preferred stock, $.10 par; authorized
       1,000,000 shares at 12/31/98 and at
       6/30/98; none issued and outstanding
        at 12/31/98 and 6/30/98                                    --                --

Note Receivable from Stockholder                                 (146)             (146)
Capital in Excess of Par                                       24,827            24,804
Retained Earnings                                               5,697             7,933
Cumulative Translation Adjustment                                (133)               14
                                                              -------           -------

Total Stockholders' Equity                                     31,078            33,437
                                                              -------           -------

Total Liabilities & Stockholders' Equity                      $57,542           $64,358
                                                              =======           =======




        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997
                                 (In Thousands)
                                   (Unaudited)



                                                            Six Months       Six Months
                                                              Ended            Ended
                                                             12/31/98         12/31/97
                                                            ----------       ----------

Cash Flows From Operating Activities:
Net Loss                                                     $(2,236)         $(3,341)
 Items Not Requiring (Providing) Cash:
   Depreciation                                                2,095            2,284
   Gain on Sale of Assets                                       (311)              --
   Provision for Discontinued Operations                          --              569
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                           568              432
   Costs and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts                     4,193            2,884
   Inventories                                                   221           (1,455)
   Prepaid Expenses and Other                                   (537)            (661)
   Accounts Payable                                             (376)          (1,098)
   Advances on Long-Term Contracts                            (2,930)           1,484
   Accrued Expenses and Other                                    171           (1,615)
                                                             -------          -------

Net Cash Provided By (Used In) Operating Activities              858             (517)
                                                             -------          -------

Cash Flows From Investing Activities:
 Proceeds From Sale of Discontinued Operations                    --            7,881
 Proceeds From Sales of Assets                                   501               --
 Additions to Property, Plant and Equipment                   (1,521)          (1,886)
 Other                                                         1,332              (17)
                                                             -------          -------

Net Cash Provided By Investing Activities                        312            5,978
                                                             -------          -------

Cash Flows From Financing Activities:
 Proceeds From Issuance of Common Stock, Options
   Exercised and Warrants, Including Related Tax Benefit           1              519
 Repayments under Term Loan                                       --           (2,250)
 Repayments under Revolving Credit Facility, Net              (1,280)          (5,542)
                                                             -------          -------

Net Cash Used In Financing Activities                         (1,279)          (7,273)
                                                             -------          -------

Net Decrease in Cash                                            (109)          (1,812)

Cash at Beginning of the Period                                4,830            3,888
                                                             -------          -------

Cash at End of the Period                                    $ 4,721          $ 2,076
                                                             =======          =======




                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                     DECEMBER 31, 1998 AND 1997 (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                                           Six Months         Six Months
                                                              Ended              Ended
                                                            12/31/98           12/31/97
                                                           ----------         ----------
Supplemental Disclosure of Cash Flow Information:
 Cash Paid During the Year For:

Interest                                                     $  552              $707

Supplemental Schedule of Non Cash Financing Activities:

Issuance of Director Equity Compensation                     $   23              $ 41

Issuance of Employee Stock Incentives                        $   --              $421

Extended Payment Terms in Connection with
  Novation Agreement                                         $4,552                --











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

2. For the six and three-month periods ended December 31, 1997 the Company's consolidated statements of operations and consolidated statements of cash flows were restated for the following in order to conform to the presentation in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

     In accordance with Statement of Position 98-5 "Reporting on the Cost of Start-Up Activities", in the fourth quarter of fiscal year 1998, the Company changed its method of accounting for precontract costs from deferring costs incurred for specific anticipated contracts and including those costs in contract sales and costs when the contract award was assured to expensing the costs as incurred. The retroactive effect of the change on the six and three-month periods ended December 31, 1997, was to increase net loss by $271,000 ($0.03 per share) and $153,000 ($0.02 per share), respectively.

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

     The weighted-average number of common shares outstanding for each period presented is as follows:

                                            12/31/98          12/31/97
                                            ---------        ---------
     Six-months ended                       8,346,269        8,138,517
     Three-months ended                     8,346,610        8,157,716

4. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered substantial losses in recent fiscal years and for the first six months of fiscal year 1999. In addition, the Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On January 22, 1999 the Company entered into an Agreement with First Union National Bank which extended the maturity date of the Company's credit line with the bank to October 12, 1999, reduced the availability of credit from $11.4 million to $8.7 million and waived all past events of default. In addition, the Agreement provides for the maintenance of minimum cash balances, fixed charge coverage ratio, current ratio, debt to equity ratio and minimum tangible net worth through the maturity date.

     Pursuant to the terms of the Agreement, the Company made a $1.1 million payment on the Company's credit line with the bank in January 1999. The Company is required to make additional payments totaling $2.4 million between February 1, 1999 and October 12, 1999.

     The Company continues to seek alternate sources of financing, however, there can be no assurance that such financing will be obtained.

     On December 10, 1998, the Company's wholly owned subsidiary, ECC Simulation Limited ("Simulation"), entered into a Novation Agreement with Lockheed Martin ASIC ("Lockheed"). Under the agreement Simulation assigned all rights and obligations under a certain contract to Lockheed. The terms of the novation permit Simulation to extend payments, already owing to Lockheed, of approximately $4.6 million to monthly installments through December 2002. At December 31, 1998, the current portion of this agreement was $2.4 million and is included in Accrued Expenses and Other on the Consolidated Balance Sheet. The balance is included in Other Long Term Liabilities.

5. The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), in the first quarter of fiscal year 1999. SFAS No. 130 establishes standards for reporting comprehensive income and its components, classified by their nature, in a full set of annual financial statements. The components of other comprehensive income for the Company have generally only included foreign currency translation adjustments.

6.   Non-Recurring Expenses

     During the first quarter of fiscal year 1999, the Board of Directors announced the approval of a plan to wind down and discontinue the operations of Simulation by March 1999. In addition, the Company announced the relocation of its corporate headquarters staff and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. The relocation was completed on September 30, 1998. As a result of the efforts to wind down the UK operation and the relocation of the corporate headquarters, the Company recorded non-recurring charges of approximately $1.2 million and $700,000 during the three-month periods ended September 30, 1998 and December 31, 1998, respectively. These charges primarily relate to employee termination benefits and lease termination costs. The Company is in the process of finalizing the lease termination for one of its facilities in the UK and as such recorded a charge during the second quarter of fiscal year 1999 of approximately $455,000. Management expects to record additional charges, principally relating to employee termination benefits, during the remainder of fiscal year 1999 of $1.1 million. Management continues to evaluate options with respect to the remaining leased facility in the UK including subletting the facility or terminating the lease. Any resulting charge will be determined after the evaluation is complete. The following table sets forth the details and the cumulative activity in the various accruals associated with the wind down of Simulation and relocation of the Wayne office in the Consolidated Balance Sheet at December 31, 1998:


                                              Cash             Non-Cash        Accrual
                               Provisions     Reductions       Activity        at 12/31/98
                               ----------     ----------       --------        -----------
         Severance             $  1,137       $   (731)        $    --         $     406
         Lease Obligations          538            (41)              0               497
         Other                      197             (2)            (40)              155
                               --------       --------         -------         ---------
         Total                 $  1,872       $   (774)        $   (40)        $   1,058
                               --------       --------         -------         ---------

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     OVERVIEW
     --------

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Operating Results."

a)   MATERIAL CHANGES IN FINANCIAL CONDITION
     ---------------------------------------


     During the six-month period ended December 31, 1998, the Company's principal sources of cash were billings and receipts on accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, proceeds from the sale of real estate, cash surrender of life insurance policies for terminated employees and refunds on deposits. The principal uses of these funds were to reduce debt, make vendor payments and fund improvements to the Orlando facility.

     Accounts Receivable decreased primarily due to the receipt of payments on the Company's domestic training contracts including the CCTT LRIP, Javelin multi-year and Saudi Vigs programs, as well as receipts by the UK subsidiary.

     Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts decreased primarily due to the wind down of the UK subsidiary partially offset by progress on domestic operation programs. (See Note 4 to the Unaudited Consolidated Financial Statements.)

     Work in Process inventory decreased primarily due to the completion of parts built for stock. This decrease was partially offset by an increase in unabsorbed overhead. Overhead is absorbed on an annualized projected rate. Management expects that volume during the remaining fiscal 1999 quarters will support the currently budgeted overhead rate.

     Prepaid Expenses and Other increased primarily due to the Federal tax benefit recorded for the Federal net operating loss realized during the six-month period ended December 31, 1998.

     Other Assets decreased primarily as a result of the surrender of certain executive insurance policies and refunds of deposits related to the Company's profit sharing plan.

     Accounts Payable decreased primarily due to the UK subsidiary's novation of a contract to Lockheed. (See Note 4 to the Unaudited Consolidated Financial Statements.)

     Advances on Long-Term Contracts decreased primarily due to the UK subsidiary's novation of a contract to Lockheed. (See Note 4 to the Unaudited Consolidated Financial Statements.)

     Accrued Expenses and Other increased primarily as a result of accruals recorded for non-recurring expenses, including employee termination benefits and lease termination costs, associated with the relocation of the corporate headquarters and wind down of the UK operation. These accruals were partially offset by employee termination benefits paid during the second quarter of fiscal year 1999. (See Note 6 to the Unaudited Consolidated Financial Statements.)

     In addition, Accrued Expenses and Other increased due to amounts payable to Lockheed pursuant to a Novation Agreement. (See Note 4 to the Unaudited Consolidated Financial Statements.)

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered substantial losses in recent fiscal years and for the first six months of fiscal year 1999. In addition, the Company is experiencing difficulty generating sufficient cash flow to meet its obligations and sustain operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     On January 22, 1999 the Company entered into an Agreement with First Union National Bank which extended the maturity date of the Company's credit line with the bank to October 12, 1999, reduced the availability of credit from $11.4 million to $8.7 million and waived all past events of default. In addition, the Agreement provides for the maintenance of minimum cash balances, fixed charge coverage ratio, current ratio, debt to equity ratio and minimum tangible net worth through the maturity date.

     The Company continues to seek alternate sources of financing, however, there can be no assurance that such financing will be obtained.

     On December 10, 1998, Simulation entered into a Novation Agreement with Lockheed. Under the agreement, Simulation assigned all rights and obligations under a certain contract to Lockheed. The terms of the novation permit Simulation to extend payments, already owing to Lockheed, of approximately $4.6 million to monthly installments through December 2002. At December 31, 1998, the current portion of this agreement was $2.4 million and is included in Accrued Expenses and Other. The balance is included in Other Long Term Liabilities.

     During the remainder of fiscal year 1999, the Company anticipates spending approximately $500,000 for new machinery and equipment and to continue to refurbish the Orlando facility.

     Other than as stated above, the Company currently has no other material commitments for capital expenditures.

b.)  MATERIAL CHANGES IN RESULTS OF OPERATIONS.

     Net Sales increased for the three-month period ended December 31, 1998 as compared to the same period ended December 31, 1997. The increase is primarily due to progress on existing domestic operation programs including: Javelin multi-year; CCTT LRIP; a Saudi Vigs contract; as well as several additions to other ongoing contracts. In addition, the Company was awarded a contract to deliver Engagement Skills Trainers (EST) to the US Army. EST uses modified weapons, projected three dimensional computer imagery and laser pointing devices to teach small arms marksmanship and combat engagement skills. The contract includes options for over 1,100 subsystems and 7,500 weapons estimated to be delivered for deployment over the next eight years. The contracts total program value is approximately $90 million, including in service support. The Company's initial award was $6.1 million.

     Net Sales decreased slightly for the six-month period ended December 31, 1998 as compared to the same period ended December 31, 1997. The decrease is primarily the result of reduced activity in the UK operation as the wind down of the subsidiary is expected to be completed by March 1999.

     Overall Gross Margin as a percentage of net sales increased for the three and six-month periods ended December 31, 1998 versus the same periods ended December 31, 1997. Domestic training contract gross margin levels improved as a result of the completion of many large "cost plus" type contracts which have historically had lower gross margins than the "fixed price" type. In addition, the Company's cost reduction initiatives during fiscal year 1999 reduced overhead cost, thus improving gross margins. In addition, gross margins in the UK operation improved over the corresponding periods in the prior fiscal year as a result of the accrual for loss contracts recorded at June 30, 1998.

     Selling, General and Administrative expenses decreased for the three and six-month periods ended December 31, 1998 over the corresponding prior year periods. These decreases are primarily the result of cost containment initiatives, closure of the corporate headquarters in Wayne, Pennsylvania and the commencement of the wind down of the UK operation. Partially offsetting these decreases were increased marketing and bid and proposal costs as the Company seeks new business awards, such as the EST program; increased utilization of consulting services related to marketing, refinancing of debt, outplacement and executive search services and increased legal fees.

     System Development Expense decreased for the three and six-month periods ended December 31, 1998, over the corresponding prior year periods. These decreases are the result of more focused initiatives, cost containment efforts and continuing of system development costs now included as part of the EST contract and recorded in cost of sales since the award of the contract in the second quarter of fiscal year 1999.

     During the first quarter of fiscal year 1999, the Board of Directors announced the approval of a plan to wind down and discontinue the operations of Simulation by March 1999. In addition, on September 30, 1998, the Company relocated its corporate headquarters staff and Instructional Systems Development Group from Wayne,

     Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. As a result of the efforts to wind down the UK operation and the relocation of the corporate headquarters, the Company recorded non-recurring charges of approximately $1.2 million and $700,000 during the three month periods ended September 30, 1998 and December 31, 1998, respectively. These charges primarily relate to employee termination benefits and lease termination costs. The Company is in the process of finalizing the lease termination for one of its facilities in the UK and as such recorded a charge during the second quarter of fiscal year 1999 of approximately $455,000. Management expects to record additional charges, principally relating to employee termination benefits, during the remainder of fiscal year 1999 of $1.1 million. Management continues to evaluate options with respect to the remaining leased facility in the UK including subletting the facility or terminating the lease. Any resulting charge will be determined after the evaluation is complete.

     Interest Expense decreased for the six-month period ended December 31, 1998 versus the corresponding period in the previous fiscal year, primarily due to a reduction in the Company's revolving credit facility. Interest expense increased for the three-month period ended December 31, 1998, versus the corresponding period in the previous fiscal year, primarily due to bank fees, partially offset by a reduction in interest resulting from pay downs of the Company's revolving credit facility.

     Other - Net increased for the three and six-month periods ended December 31, 1998, versus the corresponding periods in the previous fiscal year, primarily as a result of a gain associated with the sale of real estate. This gain was partially offset by foreign exchange rate losses associated with converting the UK subsidiary's portion of the revolving credit facility to dollars. The UK subsidiary's debt was previously denominated in pounds sterling.

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

     The maturity date on the Company's line of credit with First Union National Bank is October 12, 1999. There is currently approximately $8.6 million outstanding under the line of credit and the Company is obligated to make payments aggregating $2.3 million through the maturity date. The Company continues to seek alternate sources of financing, however, there can be no assurance that such financing will be obtained on terms acceptable to the Company, if at all.

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

     YEAR 2000 ISSUE

     The "Year 2000" issue relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000" the results could conceivably have a material adverse effect on the Company if not adequately remedied by the Company, its suppliers and customers, on a timely basis.

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

     The Company has reviewed its building and utility systems (heat, light, phones, etc.) for the impact of Year 2000. Almost all of the systems in this area are Year 2000 ready. The Meridian Voice Mail system is not yet compliant and is currently being upgraded to a version that is compliant. This is expected to be completed in the first quarter of calendar year 1999. While, the Company has no reason to believe that its utility suppliers will not meet their required Year 2000 compliance targets, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any such supplier to fully remediate its systems for Year 2000 compliance could cause a partial shutdown of the Company's plant, which could impact the Company's ability to meet its obligations to supply products to its customers.

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

     The Company has also commenced a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent requests to all of its significant suppliers regarding their Year 2000 compliance, requesting that they warrant their ability to provide services and supplies in the Year 2000. Approximately 50% of the suppliers have warranted their ability to provide supplies in the Year 2000, and the remainder have presented a plan to have their company compliant by the end of calendar year 1999. This program will be ongoing and the Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may cause the shutdown of a customer's plan on its operations. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has not yet developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party, but would intend to do so if a specific problem is identified through the programs described above. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

     The Company believes the cost of Year 2000 compliance for its information and productions systems has not and will not be material to its consolidated results of operations and financial position.

     If the Company does not become Year 2000 compliant in a timely manner, the Year 2000 issue could have a material impact on the business, financial condition and results of operations. Delays in Year 2000 compliance could also adversely affect the Company's reputation and competitive position and impair its ability to process customer transactions and orders and payments of supplier merchandise. The most reasonably likely worst case scenarios would include (1) corruption of data contained in the Company's internal information systems, (2) hardware failure and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, etc.). The Company is in the process of completing its contingency planning for high risk areas at this time and is scheduled to commence contingency planning for medium to low risk areas the second quarter of calendar year 1999. The Company expects its contingency plans to include, among other things, manual "work-arounds" for software and hardware failures, as well as substitutions of systems, if necessary.

     The foregoing shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.

     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II. OTHER INFORMATION

                             ECC INTERNATIONAL CORP.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on December 3, 1998, the following proposals were adopted by the vote specified below:


                                             Votes                Votes                        Broker
          Proposal                           For                 Against        Abstain       NonVotes

          (1)   To elect the Board of Directors

          Bruce A. Beda                      6,196,749                1,081        -             57,532
          Julian Demora                      4,351,450            1,846,380        -          1,872,831
          James C. Garrett                   6,189,533                8,297        -             34,748
          Martin S. Kaplan                   5,813,720              384,110        -            410,561
          Jesse Krasnow                      5,811,020              386,810        -            413,261
          Thomas E. McGrath                  6,010,419              187,411        -            213,862
          Merrill A. McPeak                  6,164,494               33,336        -             59,787


          (2)   To approve the Company's 1999 Employee Stock Purchase Plan.

                                             5,903,202              289,912     13,660        2,122,635

          (3)    To ratify the appointment of PricewaterhouseCoopers LLP as the
                 Company's independent public accountants for the fiscal year ending
                 June 30, 1999.

                                             6,221,230              35,513      14,493       2,058,173



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   EXHIBITS

               Exhibit 27.1 - Financial Data Schedule.

               Exhibit 10.1 - Forbearance Agreement and Amendment dated as of October 8, 1998 by and among the Company and First Union National Bank, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 8, 1998 (commission File No. 001-8988).

          b.   REPORTS ON FORM 8-K


               On October 19, 1998, the Company filed a Current Report on Form 8-K, dated October 8, 1998, to report under Item 5 (Other Events) that the Company had entered into a Forbearance Agreement and Amendment with First Union National Bank. No financial statements were required to be filed with such report.

               On November 12, 1998, the Company filed a Current Report on Form 8-K, dated November 5, 1998 to report under Item 5 (Other Events) the departure of a Vice President and his resignation from the Board of Directors. No financial statements were required to be filed with such report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              ECC INTERNATIONAL CORP.




Date  February 12, 1999                   /s/ James C. Garrett
                                              ----------------------------------
                                              James C. Garrett
                                              President and
                                              Chief Executive Officer
                                              (Principal Financial and
                                              Accounting Officer)