Form 10-Q
period 1999-03-31
ECC INTERNATIONAL CORP
filed 1999-05-13
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1999

                                       or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number:            001-8988

                             ECC International Corp.
             (Exact name of registrant as specified in its charter)

            Delaware                                  23-1714658
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


2001 West Oak Ridge Road, Orlando, FL                 32809-3803
(Address of principal executive offices)              (Zip Code)

                                 (407) 859-7410
              (Registrant's telephone number, including area code)

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

                                [ X ] Yes [ ] No

         As of March 31, 1999, there were 8,363,603 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      NINE MONTHS ENDED MARCH 31, 1999 AND
                    1998 (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                                        Nine Months            Nine Months
                                                                           Ended                  Ended
                                                                          3/31/99                3/31/98
                                                                        -----------            -----------

Net Sales                                                                $  34,432             $  37,054

Cost of Sales                                                               25,169                30,668
                                                                         ---------             ---------

Gross Profit                                                                 9,263                 6,386
                                                                         ---------             ---------

Expenses:
   Selling, General & Administrative                                         8,394                 9,649
   Systems Development                                                         705                 1,958
   Non-Recurring Expenses                                                    3,160                    --
                                                                         ---------             ---------
      Total Expenses                                                        12,259                11,607
                                                                         ---------             ---------

Operating Loss                                                              (2,996)               (5,221)
                                                                         ---------             ---------

Other Income (Expense):
   Interest Income                                                             275                   202
   Interest Expense                                                           (844)                 (886)
   Other - Net                                                                 182                    99
                                                                         ---------             ---------

      Total Other Expense - Net                                               (387)                 (585)
                                                                         ---------             ---------

Loss From Continuing Operations Before Income
   Taxes                                                                    (3,383)               (5,806)

Benefit From Income Taxes                                                     (213)               (1,247)
                                                                         ---------             ---------

Loss From Continuing Operations                                             (3,170)               (4,559)
                                                                         ---------             ---------

Discontinued Operations:
   Loss on Disposal (net of applicable income tax
  benefit of $199 in 1998)                                                      --                  (370)
                                                                         ---------             ---------

Net Loss                                                                 $  (3,170)            $  (4,929)
                                                                         =========             =========

Loss Per Common Share - Basic and Assuming Dilution:
Loss Per Common Share From Continuing Operations                             (0.38)                (0.56)
Loss Per Common Share From Discontinued Operations                              --                 (0.04)
                                                                         ---------             ---------

Net Loss Per Common Share                                                $   (0.38)            $   (0.60)
                                                                         =========             =========




        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1999 AND
                    1998 (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                                        Three Months          Three Months
                                                                           Ended                 Ended
                                                                          3/31/99               3/31/98
                                                                        ------------          ------------
Net Sales                                                                $  10,053             $  12,378

Cost of Sales                                                                6,703                10,457
                                                                         ---------             ---------

Gross Profit                                                                 3,350                 1,921
                                                                         ---------             ---------

Expenses:
   Selling, General & Administrative                                         2,515                 3,426
   Systems Development                                                         135                   432
   Non-Recurring Expenses                                                    1,288                    --
                                                                         ---------             ---------
      Total Expenses                                                         3,938                 3,858
                                                                         ---------             ---------

Operating Loss                                                                (588)               (1,937)
                                                                         ---------             ---------

Other Income (Expense):
   Interest Income                                                             155                   114
   Interest Expense                                                           (258)                 (213)
   Other - Net                                                                 (33)                  108
                                                                         ---------             ---------

      Total Other Income/(Expense) - Net                                      (136)                    9
                                                                         ---------             ---------

Loss From Continuing Operations Before Income Taxes                           (724)               (1,928)

Provision/(Benefit) for Income Taxes                                           210                  (340)
                                                                         ---------             ---------
Net Loss                                                                 $    (934)            $  (1,588)
                                                                         =========             =========

Net Loss Per Common Share - Basic and Assuming Dilution
                                                                         $   (0.11)            $   (0.19)
                                                                         ==========            =========



        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In Thousands)
                                   (Unaudited)


                                                   Nine Months       Nine Months
                                                      Ended             Ended
                                                     3/31/99           3/31/98

Net Loss                                          $  (3,170)          $  (4,929)
Other Comprehensive Income (Expense):
   Foreign Currency Translation Adjustments             247                 (39)
                                                  ---------           ---------

      Total Comprehensive Loss                    $  (2,923)          $  (4,968)
                                                  =========           =========




         See accompanying notes to the consolidated financial statements

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In Thousands)
                                   (Unaudited)


                                                 Three Months       Three Months
                                                    Ended              Ended
                                                   3/31/99            3/31/98

Net Loss                                        $    (934)            $  (1,588)
Other Comprehensive Income (Expense):
   Foreign Currency Translation Adjustments           394                   (63)
                                                ---------             ---------

      Total Comprehensive Loss                  $    (540)            $  (1,651)
                                                =========             =========





         See accompanying notes to the consolidated financial statements

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                        (Unaudited)          (Audited)
                                                                          3/31/99             6/30/98
ASSETS

Current Assets:
   Cash                                                                $   7,324            $   4,830
   Accounts Receivable, Net                                                2,728                8,097
   Cost and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts                                15,098               16,391

   Inventories
      Raw Material                                                         4,105                4,149
      Work in Process                                                      1,451                1,053

   Prepaid Expenses and Other                                              3,089                6,868
                                                                       ---------            ---------

      Total Current Assets                                                33,795               41,388

Property, Plant and Equipment - Net                                       19,267               20,994

Other Assets                                                                 671                1,976
                                                                       ---------            ---------

      Total Assets                                                     $  53,733            $  64,358
                                                                       =========            =========






                                                                Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                 (In Thousands Except Share and Per Share Data)



                                                                        (Unaudited)          (Audited)
                                                                          3/31/99             6/30/98

LIABILITIES & STOCKHOLDERS' EQUITY Current Liabilities:
     Current Portion of Long-Term Debt                                 $    7,208           $   11,132
      Accounts Payable                                                      2,261                6,263
      Advances on Long-Term Contracts                                          --                4,683
      Accrued Expenses and Other                                           10,799                7,925
                                                                       ----------           ----------

Total Current Liabilities                                                  20,268               30,003
                                                                       ----------           ----------

Deferred Income Taxes                                                         918                  918
                                                                       ----------           ----------

Other Long-Term Liabilities                                                 1,934                   --
                                                                       ----------           ----------

Commitments and Contingencies

Stockholders' Equity:
     Common stock, $.10 par; authorized
       20,000,000 shares at 3/31/99 and
       6/30/98; issued and outstanding,
       8,363,603 shares at 3/31/99 and
        8,318,058 at 6/30/98                                                  836                  832

     Preferred stock, $.10 par; authorized 1,000,000
       shares at 3/31/99 and at 6/30/98; none issued
       and outstanding at 3/31/99 and 6/30/98                                  --                   --

Note Receivable from Stockholder                                             (146)                (146)
Capital in Excess of Par                                                   24,899               24,804
Retained Earnings                                                           4,763                7,933
Accumulated Other Comprehensive Income                                        261                   14
                                                                       ----------           ----------

Total Stockholders' Equity                                                 30,613               33,437
                                                                       ----------           ----------

Total Liabilities & Stockholders' Equity                               $   53,733           $   64,358
                                                                       ==========           ==========



        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                 (In Thousands)
                                   (Unaudited)


                                                                           Nine Months            Nine Months
                                                                              Ended                   Ended

                                                                             3/31/99                 3/31/98
Cash Flows From Operating Activities:
Net Loss                                                                $    (3,170)            $   (4,929)
Items Not Requiring (Providing) Cash:
   Depreciation                                                               3,257                  3,298
   Gain on Sale of Assets                                                      (337)                    --
   Provision for Discontinued Operations                                         --                    569
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                                        5,369                  2,415
   Costs and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts                                    1,293                  6,502
   Inventories                                                                 (354)                (1,436)
   Prepaid Expenses and Other                                                 3,779                   (807)
   Accounts Payable                                                            (856)                   (27)
   Advances on Long-Term Contracts                                           (3,277)                 1,418
   Accrued Expenses and Other                                                   299                 (1,601)
                                                                        -----------             ----------

Net Cash Provided By Operating Activities                                     6,003                  5,402
                                                                        -----------             ----------

Cash Flows From Investing Activities:
 Proceeds From Sale of Discontinued Operations                                   --        --        7,881
 Proceeds From Sales of Assets                                                  529                     --
 Additions to Property, Plant and Equipment                                  (1,722)                (2,662)
 Other                                                                        1,613                   (255)
                                                                        -----------             ----------

Net Cash Provided By Investing Activities                                       420                  4,964
                                                                        -----------             ----------

Cash Flows From Financing Activities:
 Proceeds From Issuance of Common Stock, Options
   Exercised and Warrants, Including Related Tax Benefit                         56                     97
 Repayments under Term Loan                                                      --                 (2,250)
 Repayments under Revolving Credit Facility, Net                             (3,985)                (5,479)
                                                                        -----------             ----------

Net Cash Used In Financing Activities                                        (3,929)                (7,632)
                                                                        -----------             ----------

Net Increase in Cash                                                          2,494                  2,734

Cash at Beginning of the Period                                               4,830                  3,888
                                                                        -----------             ----------

Cash at End of the Period                                               $     7,324             $    6,622
                                                                        ===========             ==========


                                                                  Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                       MARCH 31, 1999 AND 1998 (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                                           Nine Months        Nine Months
                                                              Ended              Ended
                                                             3/31/99            3/31/98

Supplemental Disclosure of Cash Flow Information:
 Cash Paid During the Year For:

Interest                                                    $    830           $    840

Supplemental Schedule of Non Cash Financing Activities:

Issuance of Director Equity Compensation                    $     43           $     69

Issuance of Employee Stock Incentives                       $     --           $    421

Extended Payment Terms in Connection with
  Novation Agreement                                        $  4,552                 --






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

2. For the nine and three-month periods ended March 31, 1998 the Company's consolidated statements of operations and consolidated statements of cash flows were restated for the following in order to conform to the presentation in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

       In accordance with Statement of Position 98-5 "Reporting on the Cost of Start-Up Activities," in the fourth quarter of fiscal year 1998, the Company changed its method of accounting for pre-contract costs from deferring costs incurred for specific anticipated contracts and including those costs in contract sales and costs when the contract award was assured to expensing the costs as incurred. The retroactive effect of the change on the nine and three-month periods ended March 31, 1998, was to increase net loss by $409,000 ($0.05 per share) (of which $106,000 represents the cumulative effect of this change) and $138,000 ($0.02 per share), respectively.

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

       The weighted-average number of common shares outstanding for each period presented is as follows:

                                             3/31/99                  3/31/98

       Nine-months ended                    8,350,805                8,160,122
       Three-months ended                   8,372,128                8,204,292



   4. The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered substantial losses in recent fiscal years and for the first nine months of fiscal year 1999. This factor raises substantial doubt about the Company's ability to continue as a going concern.

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

       Pursuant to the terms of the Agreement, the Company made payments on the credit line totaling $2.7 million during the third quarter of fiscal year 1999. The Company is required to make monthly payments totaling $700,000 between April 1, 1999 and October 1, 1999, with the remaining balance due on October 12, 1999. There is currently approximately $7.2 million outstanding under the credit line.

       The Company has entered into a commitment letter agreement with Mellon Bank, N.A. to provide a $12,500,000 revolving line of credit with an initial term of four years. This new financing agreement is expected to be completed by June 30, 1999 and is subject to standard conditions and terms, including completion of an appraisal of the Company's real estate. When concluded, the Mellon Bank Agreement will replace the Company's current credit line.

       On December 10, 1998, the Company's wholly owned subsidiary, ECC Simulation Limited ("Simulation"), entered into a Novation Agreement with Lockheed Martin ASIC ("Lockheed"). Under the agreement Simulation assigned all rights and obligations under a certain contract to Lockheed. The terms of the novation permit Simulation to extend payments, already owing to Lockheed, to monthly installments through December 2000. At March 31, 1999, the total outstanding due to Lockheed was approximately $4.1 million. The current portion of this agreement was $2.4 million and is included in Accrued Expenses and Other on the Consolidated Balance Sheet. The balance is included in Other Long-Term Liabilities.

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

6.       Non-Recurring Expenses

       During the first quarter of fiscal year 1999, the Board of Directors announced the approval of a plan to wind-down and discontinue the operations of Simulation. The Simulation wind-down is expected to be completed in May 1999. In addition, on September 30, 1999, the Company relocated its corporate headquarters staff and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. As a result of the efforts to wind-down the UK operation and the relocation of the corporate headquarters, the Company recorded non-recurring charges of approximately $1.2 million, $700,000 and $1.3 million during the three-month periods ended September 30, 1998, December 31, 1998 and March 31, 1999, respectively. These charges primarily relate to employee termination benefits and lease termination costs. Management expects to record additional charges, principally relating to employee termination benefits, during the remainder of fiscal year 1999 of approximately $600,000. The following table sets forth the details and the cumulative activity in the various accruals associated with the wind down of Simulation and relocation of the Wayne office in the Consolidated Balance Sheet at March 31, 1999:

                                             Cash        Non-Cash      Accrual
                           Provisions     Reductions     Activity    at 03/31/99
     Severance              $  1,570       $ (1,417)     $    --      $     153
     Lease Obligations         1,393           (183)          (7)         1,203
     Other                       197             (6)         (40)           151
                            ---------      --------      -------      ---------
     Total                  $  3,160       $ (1,606)     $   (47)     $   1,507
                            --------       --------      -------      ---------


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

a)       Material Changes in Financial Condition


         During the nine-month period ended March 31, 1999, the Company's principal sources of cash were billings and receipts on accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, federal tax refunds, proceeds from the sale of real estate, cash surrender of life insurance policies for terminated employees and refunds on deposits. The principal uses of these funds were to reduce debt, make vendor, severance and lease termination payments and fund improvements to the Orlando facility.

         Accounts Receivable decreased primarily due to the receipt of payments on the Company's domestic training contracts including the CCTT LRIP, Javelin multi-year, F-18, C-17 and Saudi Vigs programs.

         Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts decreased primarily due to the wind-down of the UK subsidiary partially offset by progress on domestic operation programs. (See Note 4 to the Unaudited Consolidated Financial Statements.)

         Work in Process inventory increased primarily due to unabsorbed overhead. Overhead is absorbed on an annualized projected rate. Management expects that volume during the remainder of fiscal 1999 will support the currently budgeted overhead rate.

         Prepaid Expenses and Other decreased primarily due to a Federal tax refund received during the third quarter of fiscal year 1999.

         Other Assets decreased primarily as a result of the surrender of certain executive insurance policies and refunds of deposits related to the Company's profit sharing plan.

         Accounts Payable decreased primarily due to the UK subsidiary's novation of a contract to Lockheed, as well as improved accounts payable aging in the domestic operation. (See Note 4 to the Unaudited Consolidated Financial Statements.)

         Advances on Long-Term Contracts decreased primarily due to the UK subsidiary's novation of a contract to Lockheed and the wind-down of its operations (See Notes 4 and 6 to the Unaudited Consolidated Financial Statements.)

         Accrued Expenses and Other increased primarily as a result of accruals recorded for non-recurring expenses, including employee termination benefits and lease termination costs, associated with the relocation of the corporate headquarters and wind-down of the UK operation. These accruals were partially offset by employee termination benefits and lease termination costs paid during the second and third quarters of fiscal year 1999. (See Note 6 to the Unaudited Consolidated Financial Statements.)

         In addition, Accrued Expenses and Other increased due to amounts payable to Lockheed pursuant to a Novation Agreement. (See Note 4 to the Unaudited Consolidated Financial Statements.)

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered substantial losses in recent fiscal years and for the first nine months of fiscal year 1999. This factor raises substantial doubt about the Company's ability to continue as a going concern.

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

         The Company has entered into a commitment letter agreement with Mellon Bank, N.A. to provide a $12,500,000 revolving line of credit with an initial term of four years. This new financing agreement is expected to be completed by June 30, 1999 and is subject to standard conditions and terms, including completion of an appraisal of the Company's real estate. When concluded, the Mellon Bank Agreement will replace the Company's current credit line.

         On December 10, 1998, Simulation entered into a Novation Agreement with Lockheed. Under the agreement, Simulation assigned all rights and obligations under a certain contract to Lockheed. The terms of the novation permit Simulation to extend payments, already owing to Lockheed, to monthly installments through December 2000. At March 31, 1999, the total outstanding due to Lockheed was approximately $4.1 million. The current portion of this agreement was $2.4 million and is included in Accrued Expenses and Other. The balance is included in Other Long-Term Liabilities.

         During the remainder of fiscal year 1999, the Company anticipates spending approximately $100,000 for new machinery and equipment and to continue to refurbish the Orlando facility.

         Other than as stated above, the Company currently has no other material commitments for capital expenditures.

b.)      Material Changes in Results of Operations.

         Net Sales decreased for the three and nine-month periods ended March 31, 1999 as compared to the same periods ended March 31, 1998. The decrease is primarily the result of reduced activity in the UK operation related to the wind-down of the subsidiary. Partially offsetting the decrease was progress on existing domestic operation programs including: Javelin multi-year; CCTT LRIP; F-18 E/F; Engagement Skills Trainers (EST); as well as several additions to other ongoing contracts.

         Overall Gross Margin as a percentage of net sales increased for the three and nine-month periods ended March 31, 1999 versus the same periods ended March 31, 1998. Domestic training contract gross margin levels improved as a result of the completion of many large "cost plus" type contracts which have historically had lower gross margins than the "fixed price" type. In addition, the Company's cost reduction initiatives during fiscal year 1999 reduced overhead cost, thus improving gross margins. In addition, gross margins in the UK operation improved over the corresponding periods in the prior fiscal year as a result of the accrual for loss contracts recorded at June 30, 1998.

         Selling, General and Administrative expenses decreased for the three and nine-month periods ended March 31, 1999 over the corresponding prior year periods ended March 31, 1998. These decreases are primarily the result of cost containment initiatives, closure of the corporate headquarters in Wayne, Pennsylvania and the near completion of the wind-down of the UK operation. Partially offsetting these decreases were costs related to increased utilization of consulting services related to marketing, refinancing of debt, outplacement and executive search services and increased legal fees.

         System Development Expense decreased for the three and nine-month periods ended March 31, 1999 over the corresponding prior year periods ended March 31, 1998. These decreases are the result of more focused initiatives, cost containment efforts and continuation of system development costs now included as part of the EST contract and recorded in cost of sales since the award of the contract in the second quarter of fiscal year 1999.

         During the first quarter of fiscal year 1999, the Board of Directors announced the approval of a plan to wind-down and discontinue the operations of Simulation. The Simulation wind-down is expected to be completed in May 1999. In addition, on September 30, 1998, the Company relocated its corporate headquarters staff and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. As a result of the efforts to wind-down the UK operation and the relocation of the corporate headquarters, the Company recorded non-recurring charges of approximately $1.2 million, $700,000 and $1.3 million during the three-month periods ended September 30, 1998, December 31, 1998 and March 31, 1999, respectively. These charges primarily relate to employee termination benefits and lease termination costs. The Company terminated the leases for both of its facilities in the UK during the second and third quarter of fiscal year 1999 and as such recorded charges of approximately $455,000 and $862,000, respectively. Management expects to record additional charges, principally relating to employee termination benefits, during the remainder of fiscal year 1999 of approximately $600,000.

         Interest Expense decreased for the nine-month period ended March 31, 1999 versus the corresponding period in the previous fiscal year, primarily due to a reduction in the

         Company's revolving credit facility. Interest expense increased for the three-month period ended March 31, 1999, versus the corresponding period in the previous fiscal year, primarily due to bank fees.

         Other - Net increased for the nine-month period ended March 31, 1999, versus the corresponding period in the previous fiscal year, primarily as a result of a gain associated with the sale of real estate during the second quarter of fiscal year 1999. This gain was partially offset by foreign exchange rate losses associated with converting the UK subsidiary's portion of the revolving credit facility to dollars. The UK subsidiary's debt was previously denominated in pounds sterling. Other-Net decreased for the three-month period ended March 31, 1999 versus the corresponding period in the prior year primarily due to the previously described foreign exchange rate losses in the UK subsidiary.

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

         The maturity date on the Company's line of credit with First Union National Bank is October 12, 1999. There is currently approximately $7.2 million outstanding under the line of credit and the Company is obligated to make monthly payments aggregating $700,000 through October 1, 1999 with the balance due on the maturity date. The Company has entered into a commitment letter agreement with Mellon Bank, N.A. to provide a $12,500,000 revolving line of credit with an initial term of four years. This new financing agreement is expected to be completed by June 30, 1999 and is subject to standard conditions and terms, including completion of an appraisal of the Company's real estate. When concluded, the Mellon Bank Agreement will replace the Company's current credit line.

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

         For its information technology, the Company currently utilizes a network of Unix and Windows NT platforms, which provide company-wide access to all of the Company's business application programs. Employees access the network application software through individual PC's (approximately 400), all of which are compliant. Substantially all operating systems related to the Company's network have been updated to comply with Year 2000 requirements. Periodically, new application programs and updated versions of existing programs are added to the system. The Company has an ongoing program to confirm that all such added software programs are compliant with Year 2000 requirements. The Company expects to perform a final re-verification test of all systems by July 1999 to allow time for any unexpected remediation that may need to occur. Although there can be no assurance that the Company will identify and correct every Year 2000 problem found in its computer applications, the Company believes that it has in place a comprehensive program to identify and correct any such problems.

         The Company has reviewed its building and utility systems (heat, light, phones, etc.) for the impact of Year 2000. Almost all of the systems in this area are Year 2000 ready. While the Company has no reason to believe that its utility suppliers will not meet their required Year 2000 compliance targets, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any such supplier to fully remediate its systems for Year 2000 compliance could cause a partial shutdown of the Company's plant, which could impact the Company's ability to meet its obligations to supply products to its customers.

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

         The Company also previously commenced a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent requests to all of its significant suppliers regarding their Year 2000 compliance, requesting that they warrant their ability to provide services and supplies in the Year 2000. More than half of the suppliers have warranted their ability to provide supplies in the Year 2000, and the remainder have presented a plan to have their company compliant by the end of calendar year 1999. This program will be ongoing and the Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may cause the shutdown of a customer's plant or its operations. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available.

         The Company believes the cost of Year 2000 compliance for its information and productions systems has not and will not be material to its consolidated results of operations and financial position.

         If the Company does not become Year 2000 compliant in a timely manner, the Year 2000 issue could have a material impact on the business, financial condition and results of operations. Delays in Year 2000 compliance could also adversely affect the Company's reputation and competitive position and impair its ability to process customer transactions and orders and payments of supplier merchandise. The most reasonably likely worst case scenarios would include (1) corruption of data contained in the Company's internal information systems, (2) hardware failure and (3) the failure of infrastructure services provided by third parties (e.g. electricity, phone service, etc.). The Company has completed its contingency plan for high, medium, and low risk areas. The plans include, among other things, manual "work-arounds" for software and hardware failures, as well as substitutions of systems, if necessary.

         The foregoing shall be considered a Year 2000 readiness disclosure to the maximum extent allowed under the Year 2000 Information and Readiness Disclosure Act.

         Quantitative and Qualitative Disclosures About Market Risk Not Applicable.


         Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         Exhibit 4.1 - Amendment No. 2 to Rights Agreement, dated as of March 12, 1999, between the Company and Chase Mellon Shareholder Services, L.L.C., as successor to Mellon Bank, N.A., is incorporated herein by reference to Exhibit 3 to the Company's Amendment No. 1 to Registration Statement on Form 8-K/A (File No. 001-8988.)

         Exhibit 10.1 - Agreement, dated as of January 22, 1999, by and among the Company, First Union National Bank, ECC Simulation Limited, ECC International, Inc. and Educational Computer Corporation International, Inc. is incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 22, 1999 (File No. 001-8988.)

         Exhibit 27.1 - Financial Data Schedule

b.       Reports on Form 8-K

         On January 27, 1999, the Company filed a Current Report on Form 8-K, dated January 22, 1999, to report under Item 5 (Other Events) that the Company had entered into an Agreement with First Union National Bank. No financial statements were required to be filed with such report.

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ECC INTERNATIONAL CORP.




Date          May 14, 1999                      /s/ Melissa Van Valkenburgh
        ------------------------                ---------------------------
                                                Melissa Van Valkenburgh
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                ECC INTERNATIONAL CORP.




Date          May 14, 1999                      /s/ Melissa Van Valkenburgh
        ------------------------                ---------------------------
                                                Melissa Van Valkenburgh
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)