Form 10-K
period 1999-06-30
ECC INTERNATIONAL CORP
filed 1999-09-28
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   June 30, 1999
                          ------------------------------------------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________________

Commission file number                      001-8988
                      ----------------------------------------------------------

                             ECC INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                    23-1714658
--------------------------------------------------------------------------------
(State of other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

2001 West Oak Ridge Road, Orlando, Florida                 32809-3803
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (407) 859-7410
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
Common Stock, $.10 par value                     New York Stock Exchange
----------------------------           -----------------------------------------

Rights to purchase Series B Junior Participating
      Preferred Stock, $.10 par value                New York Stock Exchange
------------------------------------------------     -----------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 10, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $19,030,809. (This figure was computed on the basis of the closing price for the Registrant's Common Stock on September 10, 1999 using the number of shares held on September 10, 1999 by stockholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding Common Stock. The characterization of such officers, directors and 10% stockholders as affiliates is for purposes of the computation only and should not be construed as an admission for any purpose whatsoever that any of such persons are, in fact, affiliates of the Registrant.)

As of September 10, 1999 there were 8,413,065 shares of the Registrant's Common Stock, $0.10 par value per share, issued and outstanding.

Information with respect to directors in Item 10 and the information required by Items 11-13 is incorporated by reference to the definitive proxy statement of the Registrant to be filed with the Commission in connection with its Annual Meeting of Stockholders scheduled for November 10, 1999.

The Exhibit Index is located on pages 47 through 51.

PART I

ITEM 1    BUSINESS

(a)  General Development of Business

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

          The Company's systems also have application in industrial and vocational training programs, such as control room simulators for power plants and law enforcement training.

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

          The Company's systems are marketed through a direct sales force and by independent international sales representatives.

          During fiscal year 1999, the Company completed the wind - down of its UK subsidiary, ECC Simulation Limited (UK operation). (See Note 14 to the Consolidated Financial Statements.)

          During fiscal year 1998, the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. The sale of the vending operation was accounted for as a discontinued operation and accordingly, the vending operations were segregated in the accompanying Selected Financial Data and Consolidated Statements of Operations. (See Note 15 to the Consolidated Financial Statements.)

     (2)  Not applicable

(b)  Financial Information about Industry Segments

     With the sale of the vending operation, the Company operates in one segment-training. This segment includes design and manufacture of training simulators and development of training programs and curricula. (See Note 11 to the Consolidated Financial Statements.)

(c)  Narrative Description of Business

     (1)  (i)  Principal Products, Services and Revenue Sources

               See the information set forth above in Item 1(a) and (b) and following in Item (c) (1) (iv).

          (ii) New Products

               Not applicable

          (iii) Raw Materials

               The components used in training systems, as well as the parts used to manufacture the computers and devices used in the Company's systems are purchased from original equipment manufacturers, electronics supply firms and others. The Company has no reason to believe that it cannot continue to obtain such components, or suitable substitutes, as it may require.

          (iv) Patents, Trademarks, Licenses, Franchises and Concessions

               Not applicable

          (v)  Seasonality of Business

               The Company's business is not seasonal.

          (vi) Working Capital Practices

               The Company's working capital practices are similar to other government contractors.

          (vii) Dependence on Customer

               A substantial portion of the Company's training business is government-related and channeled to the Company through the Department of Defense. For the fiscal year ended June 30, 1999, 12% of sales were made directly to the U.S. Department of Defense, while an additional 73% of sales were made to various other contractors for ultimate use by the U.S. Department of Defense. Within the U.S. Department of

               Defense, there are various agencies, which are "customers" of the Company, with the largest being the U.S. Navy. (See Note 11 to the Consolidated Financial Statements.)

          (viii) Backlog

               At June 30, 1999, the Company's backlog (which represents that portion of outstanding contracts not yet included in revenue) was approximately $115 million of which $84 million represented contract options. At June 30, 1998 the Company's backlog was $65.9 million. It is anticipated that over 90% of the backlog, exclusive of contract options, at June 30, 1999 will be delivered during fiscal year ending June 30, 2000.

          (ix) Renegotiation or Termination of Contracts or Subcontracts at Government's Election

               The Company's government contracts contain standard terms permitting termination without cause at the option of the government. In the event of termination of such contracts, the Company is entitled to receive reimbursement on the basis of work completed (cost incurred plus a reasonable profit).

          (x)  Competitive Conditions

               The Company is in competition with a large number of firms. Many of the Company's competitors are substantially larger and have greater financial resources. Competition is based upon both price and performance considerations. Positive factors pertaining to the Company's competitive position are that the Company has a large base of installed systems and substantially more experience than its competitors in the computer-controlled maintenance simulation field. The Company expects to see new competitors in its market, which the Company believes is one of the defense segments, which continues to have growth potential.

          (xi) Independent Research and Development (IR&D)

               During the fiscal years ended June 30, 1999, 1998, and 1997, approximately $803,000, $2,758,000 and $1,126,000, respectively, were spent on Company-sponsored research activities, including manufacturing, engineering and software development relating to the development of new products and product enhancements. During fiscal year 1999, the Company had one customer-sponsored research activity related to engagement skills trainers. There were no customer-sponsored research activities during fiscal years 1998 and 1997. During the fiscal year ended June 30, 1999, the Company employed the equivalent of 7 full-time professional employees whose prime responsibility is in research and development activities. In addition to this full-time research and development staff, from time to time the Company utilizes the specialized skills of many of its other employees and contract personnel on a limited engagement basis.

          (xii) Environment

               The Company has nothing to report under this caption.

          (xiii) Number of Persons Employed

               As of June 30, 1999, the Company employed approximately 339 persons.

(d)  Financial Information about Foreign and Domestic Operations and Export
     Sales

     Export sales were immaterial to the Company's gross sales. (See Note 11 to the Consolidated Financial Statements.)

     Management does not believe that any material part of the business is dependent on any one foreign contract, the loss of which would have a material adverse effect on the business.

ITEM 2    PROPERTIES

The Company owns its simulation development and manufacturing facilities, which are situated on 25 acres in Orlando, Florida. The main plant facility totals 398,086 square feet. Ancillary buildings on the property total 66,100 square feet. The Company sub-leases the 72,500 square foot facility previously used by the vending operation.

ITEM 3    LEGAL PROCEEDINGS

During fiscal year 1997, the Company, as a subcontractor, initiated a lawsuit in Florida State court against Raytheon Training, Inc., the prime contractor successor to Hughes Training, Inc., under the Army's Battle Labs Reconfigurable Simulator Initiative ("BLRSI") program. This litigation sought recovery of approximately $191,000 in unpaid invoices and approximately $98,000 as a settlement of the termination for convenience of the subcontract. These amounts were included in accounts receivable at June 30, 1997. Raytheon submitted a counterclaim in the amount of approximately $1.2 million. During the first quarter of fiscal year 1999, the parties agreed to a settlement of all claims in the form of a $150,000 sum payable to the Company. This settlement resulted in a $139,000 charge to earnings during the fourth quarter of fiscal year 1998. (See
Note 3 to the Consolidated Financial Statements.)

The Company submitted a claim, during fiscal year 1996, for contract adjustment under the Economic Price Adjustment ("EPA") provisions of a major contract seeking approximately $950,000. The value of the claim was included as a component of contract value for purposes of revenue recognition and accordingly was included in costs and estimated earnings in excess of billings on completed contracts at June 30, 1998. During the fourth quarter of fiscal year 1999, a settlement was agreed to on all claims in the form of a $15,000 sum payable to the Company. This settlement resulted in a $935,000 charge to earnings during the fourth quarter of fiscal year 1999. (See Note 3 to the Consolidated Financial Statements.)

ITEM 4    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no vote of security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES OF THE REGISTRANT

Each of the following officers and key management employees of the Company has been elected by the Board of Directors and serves at the discretion of the Board.

NAME                                  AGE            POSITION WITH THE REGISTRANT                  OFFICER SINCE
----------------------------------------------------------------------------------------------------------------
James C.  Garrett                     54             President, Chief Executive                           1998
                                                     Officer and Director

Glenn C. Andrew                       51             Executive Vice President                             1998

Melissa A. Van Valkenburgh            45             Vice President Finance                               1999
                                                     Chief Financial Officer

Charles B. Engle, Jr.                 49             Vice President, Engineering                          1999
                                                     Chief Technical Officer

Dr. Garrett assumed his position in June 1998; Mr. Andrew assumed his position in October 1998; Ms. Van Valkenburgh assumed her position in March 1999 and Dr. Engle assumed his position in August 1999.

Dr. Garrett has had an extensive career in the defense and aerospace industries spanning over 28 years. Prior to joining the Company, he served as Vice President and General Manager of the Raytheon E-Systems Communications Division, a position to which he was named in 1991, with responsibility for a broad range of projects. During the course of a twenty-year career with Rockwell International Corporation, he was Vice President of the Command and Control Systems, Satellite and Secure Systems, Tactical Products and Engineering Divisions.

Mr. Andrew was with Rockwell International for 25 years, most recently as Vice President and General Manager of the Communications Systems Division in Dallas. In 1996, he was charged with putting a recovery plan in place for Rockwell's combat systems for Australia. Mr. Andrew also was director of Rockwell's satellite communications business area and held various engineering positions, including director of engineering.

Ms. Van Valkenburgh is a Certified Public Accountant who most recently was Controller of Applied Materials Incorporated at their Austin, Texas site. She previously served for 17 years at Rockwell International where she was Controller of several of its Defense Electronic Divisions. Prior to that, she worked in public accounting with Deloitte & Touche for 5 years.

Dr. Engle most recently has been a software consultant to various commercial and government customers. He also was Vice President, North America, for Q-Labs Inc., a operation of LM Ericsson. Prior to that, he was technical director of the Defense Information System Agency's Center for Computer Systems Engineering. He is also a retired Army Officer and aviator as well as a graduate of Brooklyn Polytechnic University, where he received his PH.D. in computer science.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

(a)  MARKET INFORMATION

The Common Stock of the Company is listed on the New York Stock Exchange (symbol
ECC). The price range of the Common Stock during the last two fiscal years was as follows:

         Quarter Ended                                        High             Low
         -------------                                        ----             ---

         June 30, 1999                                       $ 3.94          $ 2.63
         March 31, 1999                                        2.94            2.13
         December 31, 1998                                     3.00            1.63
         September 30, 1998                                    3.38            1.56
         June 30, 1998                                         3.56            3.06
         March 31, 1998                                        3.50            2.94
         December 31, 1997                                     4.63            3.06
         September 30, 1997                                    5.50            3.38


Common Stock prices shown above are the last daily sales prices on the New York Stock Exchange.

(b)  HOLDERS

As of September 10, 1999, the Company had approximately 955 stockholders of record of its Common Stock based on the transfer agent's listings. The Company believes its shares are beneficially held by several thousand additional stockholders based on broker dealer demand for proxy materials in 1998.

(c)  DIVIDENDS

No cash dividends have been declared on the Company's common stock during the last five years. Under the Company's credit agreement (See Note 7 to the Consolidated Financial Statements), the Company is not permitted to pay cash dividends.

ITEM 6    SELECTED FINANCIAL DATA
          (In Thousands, Except Per Share Data)

                                                               FISCAL YEARS ENDED JUNE 30
                                                               --------------------------

OPERATING DATA:

CONTINUING OPERATIONS:                        1999              1998          1997              1996          1995
----------------------                        ----              ----          ----              ----          ----
Net Sales                                  $ 48,676         $  52,618       $ 72,550        $ 101,713       $ 83,534
Operating (Loss)/Income                    $ (3,874)        $ (13,775)      $ (3,510)       $   7,929       $ 11,592
Net (Loss)/Income                          $ (3,546)        $ (12,409)      $ (4,584)       $   4,232       $  7,236

DISCONTINUED OPERATIONS:
Net Sales                                  $     --         $      --       $ 10,540        $  15,443       $ 24,073
Operating (Loss)/Income                    $     --         $      --       $ (5,830)       $  (1,922)      $    142
Net (Loss)/Income                          $     --         $    (407)      $ (3,951)       $  (1,354)      $     82


PER SHARE DATA BASIC:
Weighted Average Number of
   Common Shares Outstanding                  8,346             8,174          7,916            7,732          7,616

(Loss)/Earnings Per Common Share
   Continuing Operations                   $  (0.42)        $   (1.52)      $  (0.58)       $    0.55       $   0.95
(Loss)/Earnings Per Common Share
   Discontinued Operations                       --             (0.05)         (0.50)           (0.18)          0.01
                                           --------         ---------       --------        ---------       --------
(Loss)/Earnings Per Common Share           $  (0.42)        $   (1.57)      $  (1.08)       $    0.37       $   0.96
                                           ========         =========       ========        =========       ========

PER SHARE DATA - ASSUMING DILUTION:
Weighted Average Number of
   Common Shares Outstanding                  8,346             8,174          7,916            7,950          7,894

(Loss)/Earnings Per Common Share
   Continuing Operations                   $  (0.42)        $   (1.52)      $  (0.58)       $    0.53       $   0.92
(Loss)/Earnings Per Common
   Share Discontinued Operations                 --             (0.05)         (0.50)           (0.17)          0.01
                                           --------         ---------       --------        ---------       --------
(Loss)/Earnings Per Common Share           $  (0.42)        $   (1.57)      $  (1.08)       $    0.36       $   0.93
                                           ========         =========       ========        =========       ========

                                                              AS OF JUNE 30
                                                              -------------
          BALANCE SHEET DATA:                   1999          1998         1997         1996         1995
          ------------------                    ----          ----         ----         ----         ----

          Total Assets                        $ 48,713      $ 64,358     $ 82,034     $ 95,397     $ 89,739
          Working Capital                     $ 13,063      $ 11,385     $ 35,357     $ 44,236     $ 40,983
          Long - Term Debt                    $     --      $     --     $ 16,640     $ 18,706     $ 16,250
          Stockholders' Equity                $ 30,087      $ 33,437     $ 45,546     $ 52,875     $ 49,039




As a result of the Company's sale of its vending operation during fiscal year 1998, the vending operation was accounted for as a discontinued operation beginning in fiscal year 1997. Accordingly, the vending operation was segregated in the Consolidated Statements of Operations and prior years were reclassified.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

(a)  (1) and (2) Liquidity and Capital Resources

During fiscal year 1999, the Company's principal sources of cash were receipts on accounts receivable, federal tax refunds, proceeds from the sale of real estate, cash surrender of life insurance policies for terminated employees and refunds on deposits. The principal uses of these funds were to paydown the revolving credit agreement, make vendor, severance and lease termination payments and fund improvements to the Orlando facility. During fiscal year 1998, the Company's principal sources of cash were the proceeds from the sale of certain assets of the vending operation as well as billings and receipts on costs and estimated earnings in excess of billings on uncompleted contracts. The principal uses of funds in fiscal year 1998 were to make the final payments on the term loan, pay down the revolving credit agreement, and to fund the improvements to the Orlando facility.

Accounts receivable decreased primarily due to the receipt of payments on the Company's domestic training contracts including the Closed Combat Tactical Trainer (CCTT LRIP), Javelin multi-year, F-18, C-17 and Saudi Vigs programs. In the prior fiscal year, accounts receivable increased due to June 1998 billings on several new contracts for which payment was received in July 1998.

Costs and estimated earnings in excess of billings on uncompleted contracts increased primarily due to progress on domestic operation programs partially offset by the wind-down of the UK operation. (See Note 14 to the Consolidated Financial Statements.) During the prior fiscal year, costs and estimated earnings in excess of billings on uncompleted contracts decreased due to the completion or near completion of several contracts in the domestic training division offset by progress on several new contracts awarded during fiscal year 1998.

Raw material inventory decreased due to the allocation of common parts to contracts in progress. Raw material inventory increased in the prior fiscal year as a result of a $1.3 million charge against the obsolescence reserve (which was included as a component of raw material inventory for classification purposes) to write-off finished goods inventory in the domestic training operation. The Company no longer maintains finished goods inventory.

Prepaid expenses and other decreased primarily due to a federal tax refund received during the third quarter of fiscal year 1999. Prepaid expenses and other increased during the prior fiscal year primarily due to a federal tax refund receivable recorded for federal net operating losses realized during fiscal year 1998.

Other assets decreased primarily as a result of the surrender of certain executive insurance policies and refunds of deposits related to the Company's profit sharing plan.

Accounts payable decreased primarily due to the UK operation's novation of a contract to Lockheed Martin ASIC (Lockheed), as well as improved accounts payable aging in the domestic operation. (See below and Note 6 to the Consolidated Financial Statements.) Accounts payable increased in the prior fiscal year primarily as a result of increased material purchases as the Company progressed on its new contracts.

During fiscal year 1999, advances on long-term contracts decreased primarily due to the UK operation's novation of a contract to Lockheed and the wind-down of its operations (See below and Note 6 to the Consolidated Financial Statements.) Advances on long-term contracts increased in fiscal year 1998 primarily as a result of work performed on contracts in the UK operation.

On December 10, 1998, the UK operation entered into a Novation Agreement with Lockheed. Under the agreement, the UK operation assigned all rights and obligations under a certain contract to Lockheed. The terms of the novation permit the UK operation to extend payments, already owing to Lockheed, to monthly installments through December 2000. At June 30, 1999, the total outstanding due to Lockheed was approximately $2.9 million. The current portion of this agreement was $1.7 million and is included in Accrued Expenses and Other. The balance is included in Other Long-Term Liabilities.

On June 24, 1999 the Company entered into a revolving credit facility ("Credit Facility") with a bank totaling $12.5 million and expiring on June 24, 2003. Proceeds from the credit facility were used to pay the outstanding balance under the Company's loan facility with its previous primary lender. The outstanding balance under the credit facility at June 30, 1999 was approximately $6.4 million. (See Note 7 to the Consolidated Financial Statements.) Available borrowings which are based on a formula of receivables and property as defined in the credit facility, were $2.7 million at June 30, 1999.

The increase in capital in excess of par at June 30, 1999 and June 30, 1998 was primarily the result of the purchase of stock under employee stock purchase plans and the issuance of shares under the Director's Equity Plan.

The Company anticipates spending approximately $1.5 million for new machinery and equipment and to continue to refurbish the Orlando facility during fiscal year 2000.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has suffered losses from continuing operations of approximately $3.5 million, $12.4 million and $4.6 million in fiscal years 1999,1998 and 1997, respectively.

During fiscal year 1999, the Company implemented various cost reduction initiatives and changes in management including the relocation of the corporate headquarters and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. In addition, as a result of recurring net losses in the UK operation ($2.7 million, $7.9 million and $4.6 million in fiscal years 1999, 1998 and 1997, respectively), the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the UK operation. The wind-down was completed in May 1999. These initiatives resulted in a non-recurring charge of approximately $3.5 million during fiscal year 1999. (See Note 14 to the Consolidated Financial Statements)

In addition, during fiscal year 1999, the Company made payments totaling approximately $4.3 million on its former revolving credit facility and as discussed above, refinanced the outstanding balance of $6.8 million on June 24, 1999 with a new lender. (See Note 7 to the Consolidated Financial Statements)

Management believes that these initiatives, as well as, improved gross margin levels resulting from the completion of many large "cost plus" type contracts which have historically had lower gross margins than the "fixed price" type and improved performance on existing programs, contributed to the significantly reduced loss in fiscal year 1999 and position the Company for future profitability.

Management's plans to improve future profitability include: (1) a continuation of both direct and indirect cost reduction initiatives and improvement of operating performance; and (2) an aggressive focus on obtaining follow-on awards to existing business as well as, the implementation of strategies to procure new business and penetrate new markets.

Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with the funds available under its new credit facility and its projected cash flow, the Company will have sufficient resources to meet planned operating commitments for the foreseeable future.

3)   RESULTS OF OPERATIONS
1999 COMPARED WITH 1998

Net Sales decreased 7% for fiscal year 1999 as compared to fiscal year 1998. The decrease is primarily the result of reduced activity in the UK operation related to its wind-down. (See Note 14 to the Consolidated Financial Statements). Partially offsetting the decrease was progress on existing domestic operation programs including: Javelin multi-year; CCTT LRIP; F-18 E/F; Engagement Skills Trainers (EST); as well as several additions to other ongoing contracts.

Gross margin as a percentage of net sales increased to 25% in fiscal year 1999 as compared to 7% in fiscal year 1998. Domestic training contract gross margin levels improved as a result of the completion of many large "cost plus" type contracts which have historically had lower gross margins than the "fixed price" type as well as improved performance on existing programs. In addition, the Company's cost reduction initiatives during fiscal year 1999 reduced overhead costs, thus improving gross margins. The gross margin in the UK operation also improved over the prior fiscal year as a result of the accrual for loss contracts recorded at June 30, 1998.

Selling, general and administrative expense decreased 13% in fiscal year 1999 as compared to fiscal year 1998. The decrease is primarily the result of cost containment initiatives, closure of the corporate headquarters in Wayne, Pennsylvania and the completion of the wind-down of the UK operation. Partially offsetting these decreases were costs related to increased utilization of consulting services related to marketing, refinancing of debt, outplacement and executive search services and increased legal fees.

Independent Research and Development (IR&D) expense decreased 71% in fiscal year 1999 as compared to fiscal year 1998. This decrease was primarily a result of more focused initiatives, cost containment efforts and continuation of IR&D costs now included as part of the EST contract and recorded in cost of sales since the award of the contract in the second quarter of fiscal year 1999.

As a result of recurring losses in the UK operation, the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the UK operation. The wind-down was completed in May 1999. In addition, on September 30, 1998, the Company relocated its corporate headquarters staff and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. As a result of the wind-down of the UK operation and the relocation of the corporate headquarters, the Company recorded charges of approximately $3.5 million during fiscal year 1999. These charges primarily relate to employee termination benefits and lease termination costs. (See Note 14 to the Consolidated Financial Statements)

Interest expense decreased 7% in fiscal year 1999 as compared to fiscal year 1998 primarily due to payments made on the previous credit facility of $4.3 million.

Net loss decreased $9.3 million in fiscal year 1999 compared to fiscal year 1998 primarily due to the Company's cost cutting initiatives, wind-down of the UK operation and relocation of the corporate headquarters. The $3.5 million net loss is comprised of a $2.7 million loss in the UK operation and an $800,000 loss in the domestic operation. The net loss includes $3.5 million of non-recurring expenses ($2.4 million in the UK operation and $1.1 million in the domestic operation) associated with the wind-down of the UK operation and the relocation of the corporate headquarters as discussed above.

1998 COMPARED WITH 1997
CONTINUING OPERATIONS

Net Sales decreased 27% in fiscal year 1998 as compared to fiscal year 1997. The decrease in net sales was primarily the result of several domestic training division contracts with reduced activity as they were complete or near completion. This decrease in net sales was partially offset by sales generated from the award of several new contracts during the third quarter of fiscal year 1998 including: Javelin multi-year; CCTT LRIP; a Saudi VIGS contract; as well as several additions to other ongoing contracts.

Net Sales in the UK operation also decreased in fiscal year 1998 as compared to fiscal year 1997. The decrease in net sales in the UK operation was a result of reduced activity on its two major contracts as they were expected to be completed during the first half of fiscal year 1999. The UK operation was awarded a contract for Cabin Crew Training equipment from Airtours International Airways Ltd. during the third quarter of fiscal year 1998, however, there was no other substantial new business awarded during the year.

Gross margin decreased as a percentage of net sales from 13% in fiscal year 1997 to 7% in fiscal year 1998. This decrease was due to significant gross margin adjustments on contracts in the UK operation. The lack of new business awards over the year, as well as no anticipated future awards have resulted in a business base, which is not sufficient to absorb fixed costs. As a result, the UK operation recorded margin adjustments resulting from the need to recognize additional costs on certain contracts and contract loss accruals of approximately $2.6 million during the fourth quarter of fiscal year 1998. (See
Note 12 to the Consolidated Financial Statements.)

Gross margin as a percentage of net sales in the domestic training division remained relatively consistent with fiscal year 1997. Contract gross margin levels improved as a result of the completion or near completion of many large "cost plus" type contracts which have historically had lower gross margins than the "fixed price" type. In addition, the Company's cost reduction initiatives during fiscal year 1998 reduced overhead costs, thus improving gross margins. The improvement in contract gross margins were offset by a change in the method of accounting for precontract costs during the fourth quarter of fiscal year 1998. The Company changed its method of accounting for precontract costs from deferring costs incurred for specific anticipated contracts and including those costs in contract sales and costs when the contract award is assured, to expensing the costs as incurred in accordance with Statement of Position 98-5 "Reporting on the Cost of Start-Up Activities" ("98-5"). The Statement requires that precontract costs that are start-up costs be expensed as incurred. As a result of implementing SOP 98-5, the Company wrote-off approximately $785,000, pre-tax of start-up costs during the fourth quarter of fiscal year 1998. (See
Note 12 to the Consolidated Financial Statements.)

Although management initiated several cost cutting initiatives in fiscal year 1998, the benefit of these reductions was not proportionate to the decrease in sales volume, thereby resulting in an overall net loss for the year. Since fiscal year 1997, management has effected a 32% reduction in work force consistent with the reduction in contract volume. However, costs associated with the reduction in work force, including severance benefits and out placement services, were incurred thereby minimizing the impact of the reduction in work force on gross margin. All of these costs were paid during fiscal year 1998.

Selling, general and administrative expense increased 14% in fiscal year 1998 as compared to fiscal year 1997. This increase was a result of fees paid to international marketing representatives, consulting fees and an increase in bid and proposal and marketing activities. In addition, depreciation expense increased as a result of the implementation of the new computer system on June 1, 1997.

IR&D expense increased 145% in fiscal year 1998 as compared to fiscal year 1997 primarily as a result of efforts in the domestic training division to develop or enhance technologies and processes in order to remain competitive in the industry.

Other operating expenses increased as a result of an evaluation of expected future undiscounted cash flows associated with the long-lived assets in the UK operation. As a result of this evaluation, an impairment charge of $1.3 million was recorded for plant and equipment during the fourth quarter of fiscal year 1998. (See Note 1 to the Consolidated Financial Statements.)

Interest income decreased 37% in fiscal year 1998 as compared to fiscal year 1997 as interest due the Company based on the IRS look-back method of accounting for completed contracts was substantially lower than the amount received in the previous fiscal year.

Interest expense decreased 27% in fiscal year 1998 as compared to fiscal year 1997 as a result of final payments totaling $2,250,000 on the Company's term loan during the first quarter of fiscal year 1998 as well as payments totaling $5,500,000 on the revolving credit facility during the second quarter of fiscal year 1998.

DISCONTINUED OPERATIONS

On November 25, 1997, the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. Proceeds from the sale of the vending operation were used to reduce the Company's debt. (See Note 15 to the Consolidated Financial Statements.)

Operating results have been segregated in the accompanying Consolidated Statements of Operations. Net losses for fiscal year 1998, were included as a component of discontinued operations in the Company's June 30, 1997 consolidated statements. Discontinued operations at June 30, 1997 included management's best estimates of amounts expected to be realized on the sale of the vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period.

During fiscal year 1998, the Company recorded an additional provision for the estimated loss on disposal of discontinued operations of $407,000, after-tax. The change in the estimated loss resulted primarily from additional costs associated with the consummation of the sale of the fixed assets, inventory and trade receivables of the vending operation.

1997 COMPARED WITH 1996
CONTINUING OPERATIONS

Net Sales decreased 29% in fiscal year 1997 as compared to fiscal year 1996. The decrease in net sales is primarily the result of several domestic training division contracts with reduced activity as they are complete or expected to be completed during the first quarter of fiscal year 1998. Sales volume in the UK operation increased modestly over the preceding year due to continued efforts on its two largest contracts.

Gross margin decreased as a percentage of sales from 20% in fiscal year 1996 to 13% in fiscal year 1997. This decrease was due to gross margin adjustments on certain contracts in the UK operation, a reduction in sales volume in the domestic training division as well as the continued change in contract mix in the domestic training division.

Gross margin in the UK operation decreased as a result of contract adjustments recorded during fiscal year 1997. Gross margin adjustments were taken on its two large contracts due to protracted or delayed hardware/software testing, re-work required on trainers and late delivery penalties imposed due to contract delays. In addition, gross margin adjustments were taken due to a decrease in expected future sales volume which, may result in higher overhead rates than previously anticipated.

Domestic training also experienced a decrease in gross margin compared to the prior fiscal year. While the Company has experienced an increase in volume on its large domestic cost plus type contracts, these contracts generally yield lower gross margins than the fixed price type. In addition, actual sales volume in fiscal 1997 was lower than expected due to the completion or near completion of numerous contracts, which were not replaced by new business. While cost reduction initiatives are underway, overhead and S,G&A levels have not decreased proportionate to the decrease in sales volume. Since fiscal year 1996 management has effected a 38% reduction in work force consistent with the reduction in contract volume.

However, costs associated with the reduction in work force (including subcontracted labor), including severance benefits and out placement services, were incurred, thereby minimizing the impact of the reduction in work force on gross margin. All of these costs were paid during fiscal year 1997.

IR&D expense increased 290% in fiscal year 1997 as a result of efforts in the domestic training division to develop and/or enhance technologies and processes in order to remain competitive in the industry.

Interest income increased 82% in fiscal year 1997 as a result of interest due the Company based on the IRS look-back method of accounting for long-term contracts.

Interest expense increased marginally in fiscal year 1997 due to increased borrowings under the Company's revolving credit agreement during the first three quarters of fiscal year 1997.

DISCONTINUED OPERATIONS

Operating results of the discontinued operation have been segregated in the accompanying Consolidated Statements of Operations. Net losses of the discontinued operation during 1997 were $4.0 million ($0.50 loss per share), including the loss on disposal as well as provisions for operating losses during the phase-out period of $1.1 million. This compares to $1.4 million ($0.18 loss per share) in 1996. The vending operation experienced a reduction in gross margin as a result of low sales volume, which was not sufficient to cover overhead costs for the year.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

A number of uncertainties exist that could affect the Company's future operating results including, without limitation, general economic conditions, changes in government spending, cancellation of weapons programs, delays in contract awards, delays in the acceptance process of contract deliverables, the Company's continued ability to develop and introduce products, the introduction of new products by competitors, pricing practices of competitors, the cost and availability of parts and the Company's ability to control costs.

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

YEAR 2000 ISSUE

The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19", but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000" the results could conceivably have a material adverse effect on the Company if not adequately remedied by the Company, its suppliers and customers on a timely basis.

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

For its information technology, the Company currently utilizes a network of Unix and Windows NT platforms, which provide company-wide access to all of the Company's business application programs. Employees access the network application software through individual PC's (approximately 400), all of which are compliant. All Company network operating systems and substantially all operating systems on individual workstations have been updated to comply with Year 2000 requirements. Periodically, new application programs and updated versions of existing programs are added to the system. The Company has a policy to accept only Year 2000 compliant software and has instituted an ongoing program to confirm that all new software programs are compliant with Year 2000 requirements. The Company is currently performing a final re-verification test of all systems as part of that ongoing program. Further, the Company has recently replaced all central core components of its network and all satellite switching cabinets with Year 2000 compliant Lucent Technologies Cajun 550 series switch routers. Although there can be no assurance that the Company will identify and correct every Year 2000 problem found in its computer applications, the Company believes that it has in place a comprehensive program to identify and correct any such problems.

The Company has reviewed its building and utility systems (heat, light, phones, etc.) for the impact of Year 2000. All of the internal systems in this area are Year 2000 ready. While the Company has no reason to believe that its utility suppliers will not meet their required Year 2000 compliance targets, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any such supplier to fully remediate its systems for Year 2000 compliance could cause a partial shutdown of the Company's plant, which could impact the Company's ability to meet its obligations to supply products to its customers.

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

The Company also previously commenced a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent requests to all of its significant suppliers regarding their Year 2000 compliance, requesting that they warrant their ability to provide services and supplies in the Year 2000. More than half of the suppliers have warranted their ability to provide supplies in the Year 2000, and the remainder have presented a plan to have their company compliant by the end of calendar year 1999. This program will be ongoing and the Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may cause the shutdown of a customer's plant or its operations. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems originating with a supplier will not occur. The Company has developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available. The Company has made arrangements to have key personnel continuously on-site during the transition from 1999 to 2000 to react immediately to any unforeseen failure.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a variable rate revolving credit facility and, as such, has exposure to interest rate fluctuations. Under current market conditions, the impact of an increase or decrease in the prevailing interest rates would not materially effect the Company's consolidated financial position or results of operations.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                               PAGE(S)


Report of Independent Certified Public Accountants                          21

Consolidated Statements of Operations for the Fiscal Years
Ended June 30, 1999, 1998 and 1997                                          22

Consolidated Statements of Comprehensive Loss for the Fiscal Years          23
Ended June 30, 1999, 1998 and 1997

Consolidated Balance Sheets, June 30, 1999 and 1998                         24

Consolidated Statements of  Stockholders' Equity
for the Fiscal Years Ended June 30, 1999, 1998 and 1997                  25-26

Consolidated Statements of Cash Flows for the Fiscal Years
Ended June 30, 1999, 1998 and 1997                                       27-28

Notes to Consolidated Financial Statements                               29-46

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders and
the Board of Directors of
ECC International Corp.




In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows present fairly, in all material respects, the financial position of ECC International Corp. and its Subsidiaries (the "Company") at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for start-up costs in the fourth quarter of fiscal year 1998.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orlando, Florida
August 10, 1999

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended June 30, 1999, 1998 and 1997

(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                  1999             1998             1997
                                                                  ----             ----             ----
Net Sales                                                      $ 48,676         $ 52,618         $ 72,550
Cost of Sales                                                    36,549           48,915           63,175
                                                               --------         --------         --------
Gross Profit                                                     12,127            3,703            9,375
                                                               --------         --------         --------

Expense:

   Selling, General & Administrative                             11,747           13,452           11,759
   Independent Research and Development                             803            2,758            1,126
   Non-Recurring Expenses                                         3,451               --               --
   Impairment of Fixed Assets                                        --            1,268               --
                                                               --------         --------         --------
      Total Expense                                              16,001           17,478           12,885
                                                               --------         --------         --------
           Operating Loss                                        (3,874)         (13,775)          (3,510)
                                                               --------         --------         --------
Other Income/(Expense):
              Interest Income                                       312              274              432
              Interest Expense                                   (1,052)          (1,129)          (1,541)
              Other - Net                                            (3)              26              (37)
                                                               ---------        --------         --------
                 Total Other Expense                               (743)            (829)          (1,146)
                                                               --------         --------         --------

Loss from Continuing Operations Before Income Taxes              (4,617)         (14,604)          (4,656)
Benefit for Income Taxes                                         (1,071)          (2,195)             (72)
                                                               --------         --------         --------
Loss from Continuing Operations                                  (3,546)         (12,409)          (4,584)
                                                               --------         --------         --------
Discontinued Operations (Note 15):
  Loss from Operations (net of income taxes of
      $1,466 in 1997)                                                --               --           (2,809)
  Loss on Disposal, including provision of $1,126
      for operating losses during the phase out
      period (net of income taxes of $162 in 1998
      and $596 in 1997)                                              --             (407)          (1,142)
                                                               --------         --------         --------
Net Loss                                                       $ (3,546)        $(12,816)        $ (8,535)
                                                               ========         ========         ========

Loss Per Common Share-Basic and Assuming Dilution:
Loss Per Common Share from Continuing Operations               $  (0.42)        $  (1.52)        $  (0.58)
Loss Per Common Share from Discontinued Operations                   --            (0.05)           (0.50)
                                                               --------         --------         --------
Net Loss Per Common Share                                      $  (0.42)        $  (1.57)        $  (1.08)
                                                               ========         ========         ========

See accompanying notes to consolidated financial statements

ECC International Corp. and Operation
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For Year Ended June 30, 1999, 1998 and 1997

(In Thousands)
--------------------------------------------------------------------------------

                                                                1999            1998             1997
                                                                ----            ----             ----
Net Loss                                                      $(3,546)       $(12,816)         $(8,535)
Other Comprehensive Income (Expense):
   Foreign Currency Translation Adjustments, net of tax            --             (43)              79
                                                              -------        --------          -------

      Total Comprehensive Loss                                $(3,546)       $(12,859)         $(8,456)
                                                              =======        ========          =======

See accompanying notes to consolidated financial statements

ECC International Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS as of June 30, 1999 and 1998
(In Thousands, Except Share and Per Share Data)
--------------------------------------------------------------------------------

                                                                        1999               1998
                                                                        ----               ----
ASSETS
   Current:
      Cash                                                            $ 1,485          $ 4,830
      Accounts Receivable                                               4,738            8,097
      Cost and Estimated Earnings in Excess of
       Billings on Uncompleted Contracts                               18,494           16,391
      Inventories                                                       4,311            5,202
      Prepaid Expenses and Other                                          755            6,868
                                                                      -------          -------
         Total Current Assets                                          29,783           41,388
   Property, Plant and Equipment, Net                                  18,273           20,994
   Other Assets                                                           657            1,976
                                                                      -------          -------

      Total Assets                                                    $48,713          $64,358
                                                                      =======          =======

LIABILITIES
   Current:
      Current Portion of Long - Term Debt                             $ 6,424          $11,132
      Accounts Payable                                                  2,917            6,263
      Advances on Long - Term Contracts                                    --            4,683
      Accrued Expenses and Other                                        7,379            7,925
                                                                      -------          -------
         Total Current Liabilities                                     16,720           30,003
                                                                      -------          -------
   Deferred Income Taxes                                                  507              918
   Other Long-Term Liabilities                                          1,399               --

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

   Preferred Stock, $0.10 par; authorized, 1,000,000
      Shares; none issued and outstanding in 1999 and
      1998                                                                 --               --
   Common Stock, $0.10 par; authorized, 20,000,000
      shares; issued and outstanding, 1999 and 1998,
      8,412,165 and 8,318,258 shares, respectively                        841              832
   Note Receivable from Stockholder                                      (146)            (146)
   Capital in Excess of Par                                            25,005           24,804
   Retained Earnings                                                    4,387            7,933
   Accumulated Other Comprehensive Income                                  --               14
                                                                      -------          -------
         Total Stockholders' Equity                                    30,087           33,437
                                                                      -------          -------
         Total Liabilities and Stockholders' Equity                   $48,713          $64,358
                                                                      =======          =======

See accompanying notes to consolidated financial statements

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Fiscal Years Ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------
(In Thousands, Except Share Data)

                                                                            Accumulated        Note
                                                 Capital                        Other       Receivable        Total
                                     Common     In Excess      Retained    Comprehensive       From       Stockholders'
                                     Stock        Of Par       Earnings    (Loss)/Income    Stockholder       Equity
-----------------------------------------------------------------------------------------------------------------------
Balance as of June 30, 1996          $ 782       $22,831       $29,284        $ (22)          $  --         $ 52,875
Net Loss                                --            --        (8,535)          --              --           (8,535)
Stock Issued:
 Employee Stock Purchase Plan-
  65,265 Shares                          7           343            --           --              --              350
 Exercise of Options - 158,299
  Shares                                16           523            --           --              --              539
Income Tax Reduction Relating to
 Stock Options                          --           238            --           --              --              238
Translation Adjustment                  --            --            --           79              --               79
                                     -----       -------       -------        -----           -----         --------

Balance, June 30, 1997                 805        23,935        20,749           57              --           45,546
                                     -----       -------       -------        -----           -----         --------

Net Loss                                --            --       (12,816)          --              --          (12,816)
Stock Issued:
 Employee Stock Purchase Plan-
  79,244 Shares                          8           198            --           --              --              206
 Exercise of Options-7,340 Shares        1            15            --           --              --               16
Issuance of Common Stock-184,770
 Shares                                 18           653            --           --            (146)             525
Income Tax Reduction Relating to
 Stock Options                          --             3            --           --              --                3
Translation Adjustment                  --            --            --          (43)             --              (43)
                                     -----       -------       -------        -----           -----         --------

Balance, June 30, 1998                 832        24,804         7,933           14            (146)          33,437
                                     -----       -------       -------        -----           -----         --------


                                                                    Continued...

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Fiscal Years Ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------
 (In Thousands, Except Share Data)

                                                                         Accumulated
                                               Capital                      Other       Note Receivable      Total
                                   Common     In Excess     Retained    Comprehensive        From        Stockholders'
                                    Stock      Of Par       Earnings     (Loss)/Income    Stockholder       Equity
----------------------------------------------------------------------------------------------------------------------

Net Loss                             $  --       $   --      $(3,546)       $  --           $  --           $(3,546)
Stock Issued:
 Employee Stock Purchase Plan-
  59,349 Shares                          6          115           --           --              --              121
 Exercise of Options- 2,000
  Shares                                --            4           --           --              --                4
Issuance of Common Stock- 32,558
 shares                                  3           82           --           --              --               85
Translation Adjustment                  --           --           --          (14)             --              (14)
                                     -----       ------      -------        -----           -----           ------

Balance, June 30, 1999               $ 841       $25,005     $ 4,387        $  --           $(146)          $30,087
                                     =====       =======     =======        =====           =====           =======

Common Shares issued and outstanding at June 30, 1996 and 1997 were 7,833,143 and 8,046,707 shares, respectively.

See accompanying notes to consolidated financial statements

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Fiscal Years Ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------
  (In Thousands)

                                                                          1999            1998          1997
                                                                          ----            ----          ----
Cash Flows From Operating Activities
Net Loss                                                                $(3,546)       $(12,816)      $(8,535)
   Items Not Requiring Cash:
   Depreciation                                                           4,296           2,923         4,196
   Gain on Sale of Assets                                                  (209)             --            --
   Impairment of Fixed Assets                                                --           1,268            --
   Provision for Doubtful Accounts                                           --              --           (29)
   Deferred Income Taxes                                                 (1,467)          2,171          (526)
   Provision for Discontinued Operations                                     --             569         1,738
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                                    3,359          (1,537)        1,976
   Cost and Estimated Earnings in Excess of Billings on
   Uncompleted Contracts                                                 (2,103)          9,106         9,754
   Inventories                                                              891           1,077         3,318
   Prepaid Expenses and Other                                             4,821          (1,926)       (2,565)
   Accounts Payable                                                        (200)          1,417        (6,121)
   Advances on Long - Term Contracts                                     (3,277)            132         3,695
   Accrued Expenses and Other                                            (1,266)            179        (1,383)
                                                                        -------        --------       -------
Net Cash Provided By Operating Activities                                 1,299           2,563         5,518
                                                                        -------        --------       -------
Cash Flows From Investing Activities:
   Proceeds from Sale of Discontinued Operation                              --           7,881            --
   Proceeds From Sale of Assets                                             595              --            --
   Additions to Property, Plant and Equipment                            (1,961)         (2,323)       (3,629)
   Other, Primarily Cash Surrender Value                                  1,305             342           (97)
                                                                        -------        --------       -------
   Net Cash (Used In)/Provided By Investing Activities                      (61)          5,900        (3,726)
                                                                        -------        --------       -------
Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock and Options
    Exercised                                                               125             237         1,127
   Repayments Under Term Loan                                                --          (2,250)       (3,000)
   New Borrowings Under Revolving Credit Facilities                       8,166          (5,508)       (1,088)
   Repayments Under Revolving Credit Facilities                         (12,874)             --            --
                                                                        -------        --------       -------
   Net Cash Used In Financing Activities                                 (4,583)         (7,521)       (2,961)
                                                                        -------        --------       -------
Net (Decrease)/Increase in Cash                                          (3,345)            942        (1,169)
                                                                        -------        --------       -------

    Cash at Beginning of the Year                                         4,830           3,888         5,057
                                                                        -------        --------       -------
    Cash at End of the Year                                             $ 1,485        $  4,830       $ 3,888
                                                                        -------        --------       -------

                                                                   Continued....

ECC International Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the Fiscal Years Ended June 30, 1999, 1998 and 1997
--------------------------------------------------------------------------------
 (In Thousands)

                                                                      1999               1998           1997
                                                                      ----               ----           ----
Supplemental Disclosures of Cash Flow Information:
   Cash Paid During the Year for:
      Interest                                                      $ 1,086            $ 1,105        $ 1,835
      Income Taxes                                                  $    --            $    --        $   922
Supplemental Schedule of
   Non Cash Financing Activities:
      Issuance of Employee Stock Incentives                         $    --            $   421        $    --
      Issuance of Director Equity Compensation                      $    85            $    92        $    --
      Note Receivable from Stockholder in connection
         with Issuance of Common Stock                              $    --            $   146        $    --
      Extended Payment Terms in Connection with
         Novation Agreement                                         $ 4,552            $    --        $    --

See accompanying notes to consolidated financial statements

ECC International Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of ECC International Corp. and its wholly owned subsidiaries (collectively, the "Company"). Intercompany transactions have been eliminated in consolidation.

As a result of the Company's sale of it's vending operation during fiscal year 1998, the vending operation was reflected as a discontinued operation in the accompanying Consolidated Statements of Operations (See Note 15 to the Consolidated Financial Statements).

REVENUE AND COST RECOGNITION

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

Provisions for estimated losses on uncompleted contracts are made in the period in which losses are determined. Claims are included as a component of contract value for purposes of revenue recognition at such time as the amount to be recognized is reasonably determinable and probable.

Costs and estimated earnings in excess of billings on uncompleted contracts, consists principally of contract revenue for which billings have not been presented, as such amounts were not billable at the balance sheet date. Substantially all of these amounts will be billed in the following fiscal year.

USE OF ESTIMATES

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

INVENTORIES

Work in process inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets as follows: buildings 15 to 30 years; machinery and equipment 3 to 10 years; and demonstration and test equipment 5 years.

The cost of maintenance and repairs is charged to expense as incurred. Renewals and betterments are capitalized. Applicable asset and accumulated depreciation accounts are reduced for the sale or other disposition and the resulting gain or loss is included in the Consolidated Statements of Operations.

IMPAIRMENT OF LONG LIVED ASSETS

In the event that facts and circumstances indicate that the cost of property, plant and equipment may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. An impairment would then be recognized for the difference between the assets estimated fair value and carrying value.

In fiscal year 1998, an impairment charge of $1.3 million was recorded in the UK operation for plant and equipment.

INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates, applicable to future years, to temporary differences between the tax bases and financial statement carrying values of the Company's assets and liabilities. A valuation allowance is provided where it is more likely than not that deferred tax assets will not be realized.

EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per common share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period adjusted for the number of shares that would have been outstanding if dilutive potential common shares resulting from the exercise of stock options had been issued. The diluted earnings/(loss) per share does not assume the exercise of stock options that would have an antidilutive effect on earnings/(loss) per share.

In fiscal years 1999, 1998 and 1997, the weighted average number of shares outstanding for the basic and diluted per share calculations are identical since the assumed exercise of outstanding options would be antidilutive. The weighted average shares outstanding were 8,346,000, 8,174,000 and 7,916,000 for fiscal years 1999, 1998 and 1997, respectively.

EMPLOYEE BENEFIT PLANS

The Company has a profit sharing plan, which covers all employees who work in excess of 1,000 hours per year. Minimum contributions are based on income before income taxes, subject to limitations based on employee compensation and certain other restrictions as defined in the plan document. Contributions of approximately $161,000, $424,000 and $1,324,000 were accrued and paid in the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

The Company also has a savings and investment plan, as well as a 401K plan (established in fiscal year 1999), which cover all employees. Employer contributions are based on a percentage of employee contributions and certain other restrictions defined in the plan documents. In addition, the Company may also make discretionary contributions at the end of the plan year. Employer contributions of approximately $421,000, $517,000 and $658,000 were accrued and paid in the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 2    BASIS OF PRESENTATION

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company has suffered losses from continuing operations of approximately $3.5 million, $12.4 million and $4.6 million in fiscal years 1999,1998 and 1997, respectively.

During fiscal year 1999, the Company implemented various cost reduction initiatives and changes in management including the relocation of the corporate headquarters staff and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. In addition, as a result of recurring net losses in the UK operation ($2.7 million, $7.9 million and $4.6 million in fiscal years 1999, 1998 and 1997, respectively), the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the UK operation. The wind-down was completed in May 1999. These initiatives resulted in a non-recurring charge of approximately $3.5 million during fiscal year 1999. (See Note 14 to the Consolidated Financial Statements)

In addition, during fiscal year 1999, the Company made payments totaling approximately $4.3 million on its former revolving credit facility and refinanced the outstanding balance of $6.8 million on June 24, 1999 with a new lender. The new $12.5 million revolving credit facility expires in fiscal year 2003. (See Note 7 to the Consolidated Financial Statements)

Management believes that these initiatives, as well as, improved gross margin levels resulting from the completion of many large "cost plus" type contracts which have historically had lower gross margins than the "fixed price" type and improved performance on existing programs, contributed to the significantly reduced loss in fiscal year 1999 and position the Company for improved operations in the future.

Management's plans to improve future operations include: (1) a continuation of both direct and indirect cost reduction initiatives and improvement of operating performance; and (2) an aggressive focus on obtaining follow-on awards to existing business as well as, the implementation of strategies to procure new business and penetrate new markets.

Management believes that with the funds available under its new credit facility and its anticipated cash flow from operations, the Company will have sufficient resources to meet planned operating commitments for the foreseeable future.

NOTE 3    ACCOUNTS RECEIVABLE

                                                                                     (In Thousands)
                                                                                 1999               1998
                                                                                 ----               ----
         Contract Receivables, Billed Amounts                                  $ 4,587            $ 7,628
         Other                                                                     151                469
                                                                               -------            -------
            Total                                                              $ 4,738            $ 8,097
                                                                               =======            =======

Contract receivables include amounts under long-term contracts and subcontracts principally with the U.S. Government or it's contractors.

The Company submitted a claim, during fiscal year 1996, for contract adjustment under the Economic Price Adjustment ("EPA") provisions of a major contract seeking approximately $950,000. The value of the claim was included as a component of contract value for purposes of revenue recognition and accordingly was included in costs and estimated earnings in excess of billings on completed contracts at June 30, 1998. During the fourth quarter of fiscal year 1999, a settlement was agreed to on all claims in the form of a $15,000 sum payable to the Company. This settlement resulted in a $935,000 charge to earnings during the fourth quarter of fiscal year 1999.

During fiscal year 1997, the Company filed a notice of arbitration against Teliti Company Sdn Bhd in the Regional Centre for Arbitration in Kuala Lumpur, Malaysia. The Company sought $1.3 million for breach of contract of which approximately $500,000 was included in costs and estimated earnings in excess of billings on uncompleted contracts at June 30, 1997. During the fourth quarter of fiscal year 1998, the Regional Centre for Arbitration awarded the Company a settlement of $400,000 including $100,000 previously advanced to the Company. This settlement resulted in a $200,000 charge to earnings during the fourth quarter of fiscal year 1998.

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

NOTE 4    INVENTORIES

                                                                                        (In Thousands)
                                                                                    1999             1998
                                                                                    ----             ----
                   Work in Process                                                $ 1,180          $ 1,053
                   Raw Materials                                                    3,131            4,149
                                                                                  -------          -------
                      Total                                                       $ 4,311          $ 5,202
                                                                                  =======          =======

The Company submitted a claim, during fiscal year 1996, for the effects of a Stop Work Order issued on one of its contracts in the amount of $191,000, of which $150,000 was deferred in inventory as of June 30, 1997. The claim represented the cost of idle time resulting from the Stop Work Order as well as the effect of the release of the Stop Work Order. During the fourth quarter of fiscal year 1998, the Company was awarded $140,000 with respect to this claim. The excess $10,000 deferred in inventory was written off during the fourth quarter of fiscal year 1998.

NOTE 5    PROPERTY, PLANT AND EQUIPMENT

                                                                                       (In Thousands)
                                                                                    1999            1998
                                                                                    ----            ----
                Land                                                              $  2,216        $  2,411
                Buildings                                                           20,659          21,106
                Machinery and Equipment                                             25,089          24,292
                Demonstration and Test Equipment                                     8,912           8,238
                                                                                  --------        --------
                   Total                                                            56,876          56,047
                Less Accumulated Depreciation                                       38,603          35,053
                                                                                  --------        --------

                       Total                                                      $ 18,273        $ 20,994
                                                                                  ========        ========

Repairs and maintenance expense for the fiscal years ended June 30, 1999, 1998 and 1997 were $582,000, $844,000, and $700,000, respectively.

NOTE 6    ACCRUED EXPENSES AND OTHER

                                                                                        (In Thousands)
                                                                                       1999         1998
                                                                                       ----         ----
     Compensation                                                                     $1,069       $  956
     Vacation                                                                            898        1,150
     Contract Loss Provisions                                                          1,491        1,455
     Lockheed Novation Payable                                                         1,733           --
     Deferred Income Tax Liability                                                        --        2,348
     Other                                                                             2,188        2,016
                                                                                      ------       ------

            Total                                                                     $7,379       $7,925
                                                                                      ======       ======

On December 10, 1998, the UK operation entered into a Novation Agreement with Lockheed Martin ASIC (Lockheed). Under the agreement, the UK operation assigned all rights and obligations under a certain contract to Lockheed. The terms of the novation permit the UK operation to extend payments, already owing to Lockheed, to monthly installments through December 2000. At June 30, 1999, the total outstanding due to Lockheed was approximately $2.9 million. The current portion of this agreement was $1.7 million and is included in Accrued Expenses and Other and the balance is included in Other Long-Term Liabilities on the Consolidated Balance Sheet.

NOTE 7    DEBT

On June 24, 1999, the Company entered into a revolving credit facility ("credit facility") with a bank totaling $12.5 million and expiring on June 24, 2003. Proceeds from the credit facility were used to pay the outstanding balance ($6.8 million at June 24, 1999) under the Company's loan facility with its previous primary lender. Available borrowings, which are based on a formula of receivables and property, as defined in the credit facility, were approximately $2.7 million at June 30, 1999.

Interest is payable monthly, in arrears, at a rate defined in the credit facility (9.75% at June 30, 1999.) The Company is required to pay certain fees on a quarterly basis as calculated by the bank. The unused line fee is equal to
 .50% per annum of the average daily unused balance. The agreement includes a merchandise letter of credit fee equal to .75% per annum and a standby letter of credit fee equal to 1.5% per annum. There were no outstanding letters of credit at June 30, 1999.

The credit facility includes certain covenants related to, among other things, working capital, tangible net worth, net income, cash flow and capital expenditures. In addition, the Company is not permitted to pay dividends and substantially all of the assets of the Company are pledged as collateral for the credit facility.

The credit facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby collections of trade receivables are used to immediately reduce the balance of the credit facility. As such, the outstanding balance of $6.4 million at June

30, 1999 is included in the Current Portion of Long-Term Debt on the Consolidated Balance Sheet.

The Company's former loan facility, as amended, with its previous lender, was due to expire in October 1999. The Company had no new borrowings under the facility during fiscal year 1999 and made payments totaling approximately $4.3 million prior to the refinancing of the outstanding balance of $6.8 million on June 24, 1999.

Under the former loan facility, interest was payable monthly, in arrears, at a rate defined in the agreement (ranging from 7.19% to 10.62% during fiscal year
1999). The Company was also required to pay fees on an annual basis as calculated by the lender. The revolving credit commitment fee was equal to .25% per annum on the total outstanding balance. The standby letter of credit fee was equal to 1% per annum plus issuance costs.

NOTE 8    INCOME TAXES

The domestic and foreign components of loss before income taxes are presented below:

                                                                    (In Thousands)
                                                        1999              1998             1997
                                                        ----              ----             ----
  Continuing Operations:
  Domestic                                            $(1,883)         $ (6,687)         $    (49)
  Foreign                                              (2,734)           (7,917)           (4,607)
                                                      --------         --------          --------
     Total                                             (4,617)          (14,604)           (4,656)
                                                      -------          --------          --------

   Discontinued Operations:
  Domestic                                                 --              (569)           (6,013)
                                                      -------          --------          --------
     Total                                            $(4,617)         $(15,173)         $(10,669)
                                                      =======          ========          ========

The components of the benefit for income taxes are as follows:

                                                                       (In Thousands)
                                                       1999               1998             1997
                                                       ----               ----             ----
Current:
Federal                                              $     --          $ (4,419)         $(1,608)
State                                                      --                --               --
                                                     --------          --------          -------
Subtotal                                                   --            (4,419)          (1,608)
                                                     --------          --------          -------
Deferred:
Federal                                                (1,171)            1,929             (421)
State                                                     100               133             (105)
                                                      -------          --------          -------
Subtotal                                               (1,071)            2,062             (526)
                                                     --------          --------          -------

Benefit for Income Taxes                             $ (1,071)         $ (2,357)         $(2,134)
                                                     ========          ========          =======

The benefit for income taxes is included in the Consolidated Statements of Operations as follows:

                                                       1999              1998              1997
                                                       ----              ----              ----
Continuing Operations                                $(1,071)          $(2,195)          $   (72)
Discontinued Operations                                   --              (162)           (2,062)
                                                     -------           -------           -------
Total                                                $(1,071)          $(2,357)          $(2,134)
                                                     =======           =======           =======

The Company's current provision reflects a federal income tax refund for the fiscal years ended June 30, 1998 and 1997 due to the Company's ability to carryback net operating losses. The Company also has cumulative federal net operating loss carryforwards of approximately $12.3 million, which expire in the years 2013 and 2018.

In addition, the Company had available at June 30, 1999, cumulative net operating loss carryforwards of $12.3 million for Florida state income tax purposes, which expire in the years 2013 and 2014.

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows for the years ended June 30 (in thousands):

                                                                  1999                           1998
                                                                  ----                           ----
                                                          Asset         Liability        Asset         Liability
                                                          -----         ---------        -----         ---------
  Revenue Recognized on Completed Contract for
     Tax Return and on Percentage of Completion
     for Financial Reporting                             $  287        $   --          $   184       $    --

     Foreign Net Operating Loss Carryforwards                --            --            4,790            --

     Federal Operating Loss Carryforwards                 3,942            --              826            --

     Federal Tax Credit Carryforwards                       393            --               --            --

     State Tax Loss Carryforwards                           597            --              384            --

     Difference between Book and Tax Depreciation            --           445               --           855

     Capitalized Bid and Proposal Expense                   393            --              215            --

     Investment in Foreign Subsidiary                        --            --               --         2,348

     Accruals Not Currently Deductible                      401            62              195            63
                                                         ------        ------          -------       -------

     Subtotal                                             6,013           507            6,594         3,266

     Valuation Allowance                                 (5,568)           --           (4,857)           --
                                                         ------        ------          -------       -------

     Total                                             $  445        $ 507           $ 1,737       $ 3,266
                                                       ======        =====           =======       =======

A valuation allowance was provided at June 30, 1999 primarily for federal and state net operating loss carryforwards which are subject to uncertainty as to their ultimate realization. The valuation allowance at June 30, 1998 related primarily to foreign net operating loss carryforwards.

These deferred tax assets and liabilities are included in/or classified as follows on the Consolidated Balance Sheets at June 30:

                                                                                    1999             1998
                                                                                    ----             ----
   Prepaid Expenses and Other                                                      $  445          $ 1,737
   Accrued Expenses and Other                                                          --            2,348
   Deferred Income Tax Liability                                                      507              918

Differences between the statutory U.S. Federal Income Tax rate and the effective income tax rate reported in the financial statements are as follows for continuing operations at June 30:

                                                                1999             1998            1997
                                                                ----             ----            ----
Federal Statutory Rates                                        (34.0%)          (34.0%)         (34.0%)
Increase in Taxes Resulting From:
   State Income Taxes (after deducting

   Federal income tax benefit)                                   1.4%            (0.4%)          (1.0%)
   Valuation Allowance                                          13.5%            18.4%           33.6%
   Other                                                        (4.1%)            1.0%           (0.1%)
                                                              --------         --------        --------

Total (Benefit)/Provision for Income Taxes                     (23.2%)          (15.0%)          (1.5%)
                                                              ========         ========        ========

The Company realized an income tax benefit of $238,000 during fiscal year 1997 related to the exercise of certain employee stock options, which are recognized as employee compensation for tax purposes, however, not for financial reporting purposes. The tax benefit realized from the exercise of stock options was immaterial in fiscal years 1999 and 1998. These tax benefits were credited to Capital in Excess of Par.

NOTE 9    FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. Except for U.S. and foreign government agencies, concentrations of credit risk with respect to accounts receivable are limited, due to the large number of customers comprising the Company's customer base and their dispersion among many different geographies. The Company generally does not require collateral or other security to support customer receivables.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 1999, the carrying amounts and fair values of the Company's financial instruments are listed below (in thousands).

                                                    Carrying               Fair
                                                     Value                 Value
                                                    --------               -----
Revolving Credit Facility                            $6,424               $6,424
                                                    =======               ======

The Company's debt approximates fair value based on the incremental borrowing rates currently available to the Company for the same or similar issues of debt with similar terms and remaining maturities.

NOTE 10   STOCK COMPENSATION

The Company has several stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since stock option exercise prices are equal to the fair market value of the stock on the date of grant for its fixed stock option plans and equal to 85% of the fair market value on the date of exercise for stock issued under the employee stock purchase plans, compensation cost is not required to be recognized in the Company's Consolidated Statements of Operations. However, had compensation cost for the Company's stock-based compensation plans been determined based on fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and net loss per share for fiscal years 1999, 1998 and 1997 would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

                                                          1999                1998               1997
                                                          ----                ----               ----
Net Loss                                               $ (4,027)           $(13,111)           $(8,612)
Net Loss Per Share-Basic                               $  (0.48)           $  (1.60)           $ (1.09)
Net Loss Per Share-Diluted                             $  (0.48)           $  (1.60)           $ (1.09)

There were 65,586 and 335,000 options granted during fiscal years 1999 and 1998, respectively with weighted average fair values of $2.29 in 1999 and $3.67 in 1998. There were no option grants during fiscal year 1997.

The fair value of options were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                   1999            1998
                                                                                   ----            ----
     Expected dividend yield                                                       0.00%           0.00%
     Risk-free interest rate                                                       4.61%           5.36%
     Expected volatility                                                          49.10%          45.70%
     Expected life (in years)                                                       3.0             4.6

Under the Company's 1998 Stock Incentive Plan, directors, officers and certain key employees may purchase the Company's Common Stock at 100% of the fair market value of the shares on the date of grant. Options are exercisable up to 10 years from the date granted. The Board of Directors generally has the authority to determine the terms of options granted under the Plan. There were 600,000 shares reserved for the 1998 Plan. There were 60,586 and 175,000 options granted under the plan during fiscal year 1999 and 1998, respectively.

Under the Company's 1986 and 1991 Stock Incentive Plans, directors, officers, and key employees may purchase the Company's Common Stock at 100% of fair market value of the shares on the date of grant. Except as otherwise determined by the Board of Directors, no options granted under the Plan will be immediately exercisable, but, rather, will be exercisable as to twenty percent of the shares covered thereby after one year from the date the option is granted and will be exercisable as to an additional twenty percent each year thereafter. All options expire upon the earlier of 10 years and 30 days from date of grant or, with respect to shares covered by such options, five years from the date the option first became exercisable with respect to such shares. There were 5,000 and 160,000 options granted under the 1991 Plan during fiscal years 1999 and 1998, respectively. A summary of stock option transactions for the fiscal years ended June 30, 1999, 1998 and 1997 are as follows:

                                                                   Shares                  Weighted
                                                                   Under                   Average
                                                                   Option               Exercise Price
                                                                   ------               --------------
Balance at June 30, 1996                                         1,084,172                   9.89
Options Exercised                                                  (75,799)                  2.28
Options Terminated                                                 (98,600)                 11.10
                                                                ----------              ---------

Balance at June 30, 1997                                           909,773                  10.41
Options Granted                                                    335,000                   3.32
Options Exercised                                                   (7,337)                  2.19
Options Terminated                                                (210,400)                 10.69
                                                                ----------              ---------

Balance at June 30, 1998                                         1,027,036                   8.02
Options Granted                                                     65,586                   2.29
Options Exercised                                                   (2,000)                  2.13
Options Terminated                                                (297,554)                 10.17
                                                                ----------              ---------

Balance at June 30, 1999                                           793,068                   6.75
                                                                ==========              =========


Options exercisable were 603,798 at June 30, 1999, 638,136 at June 30, 1998 and 559,523 at June 30, 1997.

Stock options outstanding at June 30, 1999 are summarized as follows:

                                       Weighted Average        Weighted          Weighted
   Range of               Number          Remaining             Average           Number         Average
Exercise Prices         Outstanding    Contractual Life      Exercise Price    Exercisable    Exercise Price
---------------         -----------    ----------------      --------------    -----------    --------------
$ 1.15-$ 2.30              40,186          7.00 years          $  1.91             40,186         $  1.94
$ 2.30-$ 3.45             325,812          8.10 years          $  3.07            205,812         $  3.04
$ 3.45-$ 4.60              40,000          8.40 years          $  4.27             25,000         $  4.21
$ 4.60-$ 5.75              40,000          1.90 years          $  5.50             40,000         $  5.50
$ 9.20-$10.35              55,000          6.00 years          $ 10.00             55,000         $ 10.00
$10.35-$11.50             292,070          5.20 years          $ 11.43            237,800         $ 11.42
                          -------        ------                -------            -------         -------
                          793,068          6.50 years          $  6.75            603,798         $  7.11
                          =======        ======                =======            =======         =======

The Company has Employee Stock Purchase Plans which are intended to provide eligible employees with an opportunity to purchase the Company's Common Stock through payroll deductions at eight-five percent of the market price on specified dates. During fiscal year 1999, the Stockholders approved the 1999 Employee Stock Purchase Plan. The Plan is the same in all respects as the previous plans including the number of shares reserved--360,000 shares. There were 59,349, 79, 244 and 65,265 shares issued under the plans during the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The fair value of shares issued during fiscal years 1999, 1998 and 1997 were $0.78, $0.91 and $1.38 per share, respectively. The fair value of these shares was estimated using a Black
- Scholes Option pricing model with the following weighted average assumptions for fiscal years:

                                                         1999           1998            1997
                                                         ----           ----            ----
       Expected dividend yield                           0.00%           0.00%          0.00%
       Risk-free interest rate                           4.65%           5.49%          5.40%
       Expected Volatility                               49.1%          46.80%         61.20%
       Expected life (in months)                            6               6              6

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

During fiscal year 1998, the Board of Directors and Stockholders approved a Director Equity Compensation Plan. Under the Plan, the members of the Company's Board of Directors shall receive unrestricted shares of the Company's Common Stock in lieu of 50% of the otherwise payable directors' fees. A total of 75,000 shares of Common Stock are reserved for issuance under the Plan. During fiscal years 1999 and 1998, 32,558 and 26,670 shares, respectively were granted under this plan. Additionally, during fiscal year 1998 the Board of Directors approved an Employee Incentive Plan, whereby the Board granted 107,100 unrestricted shares of the Company's common stock to employees who were not officers of the Company.

On June 15, 1998 the Company entered into a Stock Purchase Agreement with its Chief Executive Officer (CEO). In connection with this agreement, the CEO purchased 50,000 shares of common stock. The CEO paid $10,000 cash and issued a Promissory Note to the Company in the amount of $146,250 in payment of the shares. The Promissory Note bears an interest rate of 5.58% and is payable together with interest on June 15, 2001.

NOTE 11   BUSINESS SEGMENT INFORMATION

Due to the sale of the vending operation during fiscal year 1998, the Company operates in one segment training. This segment includes the design and manufacture of training simulators.

SALES BY CLASS OF CUSTOMER

                                                                          (In Thousands)
                                                              1999               1998               1997
                                                              ----               ----               ----
     U.S. Department of Defense
        Direct                                              $  5,734           $  7,067           $ 13,590
        Subcontract                                           35,696             32,504             39,933
                                                            --------           --------           --------
           Total U.S. Department of Defense                   41,430             39,571             53,523
                                                            --------           --------           --------
     Foreign Governments                                       5,147             11,663             16,397
     Foreign Commercial                                        2,099                854              1,688
     Other                                                        --                530                942
                                                            --------           --------           --------
           Total Foreign and Other                             7,246             13,047             19,027
                                                            --------           --------           --------
           Total Sales                                      $ 48,676           $ 52,618           $ 72,550
                                                            ========           ========           ========

Export Sales from the U.S. were not material for the fiscal years ended June 30, 1999, 1998 and 1997. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $911,000, $1,540,000 and $4,750,000 in the fiscal years ended June 30, 1999, 1998, and 1997, respectively.

Since a substantial portion of the Company's revenues are attributable to long-term contracts with various government agencies, any factor affecting procurement of long-term government contracts such as changes in government spending, cancellation of weapons programs and delays in contract awards could have a material impact on the Company's financial condition and results of operations.

SALES BY GEOGRAPHIC AREA

                                                                    (In Thousands)
                                                  United         Europe and
                                                  States         Middle East        Consolidated
                                                  ------         -----------        ------------
Revenues
1999                                             $ 41,439          $ 7,247           $ 48,676
1998                                               39,707           12,911             52,618
1997                                               54,465           18,085             72,550
Operating (Loss)/Income
1999                                               (1,942)          (1,932)            (3,874)
1998                                               (5,777)          (7,998)           (13,775)
1997                                                  702           (4,212)            (3,510)
Long-Lived Assets (1)
1999                                               18,273               --             18,273
1998                                               20,667              327             20,994
1997                                               23,755            2,364             26,119

(1) Includes discontinued vending operations Long-Lived Assets of $3.2 million in 1997.

NOTE      12 SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                            (In Thousands Except Per Share Data)
                                                  September    December        March          June
   1999                                              30           31            31             30
   ----                                           ---------    --------        -----          ----
Net Sales                                          $10,411      $13,968       $10,053       $14,244
Gross Profit                                         2,424        3,489         3,350         2,864
Operating Loss                                      (2,323)         (85)         (588)         (878)
Net Loss                                            (1,784)        (452)         (934)         (376)
Loss Per Common Share - Basic and
   Assuming Dilution                               $ (0.21)     $ (0.05)      $ (0.11)      $ (0.05)
                                                   =======      =======       =======       =======

The quarterly results above include charges of $1.2 million, $.7 million, $1.3 million and $.3 million for the quarters ended September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999, respectively, relating to Non-Recurring Expenses (See Note 14 to the Consolidated Financial Statements).

As a result of the periodic review of estimated costs at completion and consideration of changes in facts and circumstances, revisions were made in the estimated costs to complete in the third and fourth quarters of fiscal year 1999 to certain contracts. Gross margin adjustments on contracts resulted in additional income of approximately $1.0 million and $600,000 during the third and fourth quarters of fiscal year 1999, respectively.

Additionally, the Company incurred a charge of approximately $935,000 relating to a settlement of a claim. (See Note 3 to the Consolidated Financial Statements.)

                                                       (In Thousands Except Per Share Data)
                                             September       December          March              June
    1998                                        30              31              31                 30
    ----                                     ---------       --------          -----              ----
Net Sales                                     $12,156         $12,520         $12,378           $15,564
Gross Profit/(Loss)                             2,498           1,967           1,921            (2,683)
Operating Loss                                 (1,097)         (2,187)         (1,937)           (8,554)
Loss from Continuing Operations                (1,111)         (1,860)         (1,588)           (7,850)
Loss from Discontinued Operations                  --            (370)             --               (37)
Net Loss                                       (1,111)         (2,230)         (1,588)           (7,887)
Loss Per Common Share - Basic and
   Assuming Dilution:
    Loss Per Common Share from
      Continuing Operations                   $ (0.14)        $ (0.23)        $ (0.19)          $ (0.96)
    Loss Per Common Share from
     Discontinued Operations                       --           (0.05)             --                --
                                              -------         -------         -------           -------
   Loss Per Common Share                      $ (0.14)        $ (0.28)        $ (0.19)          $ (0.96)
                                              =======         =======         =======           =======

In the fourth quarter of fiscal year 1998, the Company changed its method of accounting for precontract costs from deferring costs incurred for specific anticipated contracts and including those costs in contract sales and costs when the contract award was assured to expensing the costs as incurred in accordance with Statement Of Position 98-5 "Reporting on the Cost of Start

-Up Activities"("SOP 98-5"). The Statement requires that precontract costs that are start-up costs be expensed as incurred. The $106,000, after tax, cumulative effect of the change on prior years is included in cost of sales for fiscal year 1998. The effect of the change on the three month period ended September 30, 1997, was to increase net loss $118,000 ($0.01 per share); the effect of the change on the three months ended December 31, 1997, was to increase net loss $153,000 ($0.02 per share); the effect of the change on the three month period ended March 31, 1998 was to increase net loss $138,000 ($0.02 per share); the effect of the change on the three month period ended June 30, 1998 was to increase net loss $199,000 ($0.02 per share). These amounts are reflected in the summary of quarterly results presented above.

As a result of the periodic review of estimated costs at completion and consideration of changes in facts and circumstances, revisions were made in the estimated costs to complete in the fourth quarter of fiscal year 1998 to certain contracts. A gross margin adjustment resulting from the need to recognize additional cost on one of the domestic operation contracts was required due to delays in contract progress resulting from attrition and learning curve inefficiencies. The effect of this adjustment was to increase net loss from continuing operations by $935,000 for the fourth quarter and year ended June 30, 1998. The UK operation was also required to adjust margins and recognize additional costs to complete on all of its contracts. The lack of new business awards over the past year, as well as no anticipated future awards resulted in a business base which is not sufficient to absorb fixed costs. As a result, the UK operation recorded margin adjustments on certain contracts and contract loss accruals of approximately $2.6 million during the fourth quarter of fiscal year 1998.

Additionally, during the fourth quarter of fiscal year 1998, the Company incurred charges relating to the impairment of fixed assets and settlement of claims. (See Notes 1, 3 and 4 to the Consolidated Financial Statements.)

NOTE 13   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain office facilities and equipment under operating leases. Future minimum lease payments under all noncancellable operating leases as of June 30, 1999 are as follows:

                                                                      (In Thousands)
      2000                                                              $     43
      2001                                                                    22
      2002                                                                    20
     Remaining Years                                                          --
                                                                        --------
     Total Minimum Lease Payments                                       $     85
                                                                        ========

Rent expense under all operating leases was approximately $970,000, $1,142,000 and $1,806,000 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

The Company is party to various legal proceedings arising from normal business activity. Management believes that the ultimate resolution of these matters will not have an adverse material effect on the Company's financial condition or results of operations.

NOTE 14   NON-RECURRING EXPENSES

During the first quarter of fiscal year 1999, the Board of Directors announced the approval of a plan to wind-down and discontinue the UK operation. The UK operation wind-down was completed in May 1999. In addition, on September 30, 1998, the Company relocated its corporate headquarters staff and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Simulation Design and Production Center in Orlando, Florida. As a result of the efforts to wind-down the UK operation and the relocation of the corporate headquarters, the Company recorded non-recurring charges of approximately $3.5 million (after the effect of writing off the UK operation's cumulative translation adjustment of $267,000) in fiscal year 1999. These charges primarily relate to employee termination benefits and lease termination costs.

The following table sets forth the details and the cumulative activity in the various accruals associated with the wind down of the UK operation and relocation of the Wayne office in the Consolidated Balance Sheet at June 30, 1999:

                                                             Cash          Non-Cash
                                            Provisions     Reductions      Activity       Reversal      Accrual
                                            ----------     ----------      --------       --------      -------
    Severance                                $ 2,249        $(2,205)        $  --          $  (8)        $  36
    Facility Lease Obligations                 1,408           (834)           (7)            --           567
    Other                                        212            (14)          (40)          (142)           16
                                             --------       -------         -----          -----         -----
    Total                                    $ 3,869        $(3,053)        $ (47)         $(150)        $ 619
                                             -------        -------         -----          -----         -----

The accrual for non-recurring expenses is included in/or classified as follows on the Consolidated Balance Sheet:

    Accrued Expenses and Other                   $ 467
    Other Long-Term Liabilities                  $ 152

NOTE 15   DISCONTINUED OPERATIONS

On November 25, 1997, the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. Proceeds from the sale of the vending operation were used to reduce the Company's debt.

The vending operation was accounted for as a discontinued operation beginning in fiscal year 1997, and accordingly, the vending operation was segregated in the accompanying Consolidated Statements of Operations. However, the fiscal year 1997 Consolidated Statement of Cash Flows was not reclassified.

Discontinued operations at June 30, 1997 included management's best estimates of the amounts expected to be realized on the sale of the vending operation, the costs directly associated with the disposal of the operation, as well as the operating losses expected to be incurred during the phase-out period.

Revenues of the discontinued vending operation were $10.5 million in fiscal year 1997. The results of the discontinued vending operation also reflect a corporate interest expense allocations of $183,000 in fiscal year 1997. The amount of interest allocated to the phase-out period was $36,000. Interest expense was allocated based on the ratio of net assets of the vending operation to the sum of consolidated stockholders' equity and consolidated debt less debt directly attributable to other operations.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company has nothing to report under this item.

PART III

Pursuant to Instruction G (3) to Form 10-K, the information required in Items 10
- 13 (except for the information set forth at the end of Part I with respect to Executive Officers of the Company) is incorporated by reference to the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before October 28, 1999.

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) and (2) Financial Statements

          The financial statements filed as part of this Annual Report are listed in the Index to Consolidated Financial Statements on page 20. Schedules other than those so listed are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

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

10.2 *          Educational Computer Corporation
                1986 Incentive Stock Option Plan (5)

10.3 *          Educational Computer Corporation
                1986 Non-Qualified Stock Option Plan (5)

10.4 *          ECC International Corp. 1991 Option Plan (4)

10.5 *          Form of Stock Option Agreement for outside directors (7)

10.6 Term Loan and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and ECC International Corp. (7)

10.7 Guaranty and Surety Agreement dated as of September 20, 1994 to induce First Fidelity Bank, N.A. to make loans or other financial accommodations to ECC the UK operation Limited.(7)

10.8 *          Form of Director's and Officer's Agreement to Defend and
                Indemnify. (3)

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

10.28*          1998 Stock Incentive Plan (16)

10.29* Employment Agreement, dated as of June 15, 1998, by and between the Company and James C. Garrett (16)

10.30* Stock Purchase Agreement, dated as of June 15, 1998, by and between the Company and James C. Garrett (16)

10.31* Promissory Note, dated as of June 15, 1998, by and between the Company and James C. Garrett (16)

10.32* Consulting Agreement dated as of April 1, 1998, by and between the Company and George W. Murphy (16)

10.33* Non-Competition and Non-Solicitation Agreement, dated as of April 1, 1998, by and between the Company and George W. Murphy
                (16)

10.34 Forbearance Agreement and Amendment dated October 18, 1998, by and among the Company, First Union National Bank, ECC Simulation Limited, ECC International, Inc and Educational Computer Corporation International, Inc. (20)

10.35 Agreement dated January 22, 1999 by and among the Company, First Union National Bank, ECC Simulation Limited, ECC International, Inc. and Educational Computer Corporation International, Inc.
                (19)

10.36 Amendment No. 2 to Rights Agreement, dated as of March 12, 1999 between the Company and Chase Mellon Shareholder Services, L.L.C. as successors to Mellon Bank, N.A. (18)

10.37 Loan and Security Agreement, dated June 24, 1999, by and between the Company and Mellon Bank, N.A. (17)

10.38           1999 Employee Stock Purchase Plan (21)

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

9 Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated September 4, 1996. (Commission File No. 001-8988)

10 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995. (Commission File No. 001-8988)

11 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 (Commission File No. 001-8988)

12 Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 25, 1997 (Commission File No. 001-8988)

13 Incorporated by reference to Annex A of the Registrant's Definitive Schedule 14A filed with the SEC on October 27, 1997 (Commission File No. 001-8988)

14 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (Commission File No. 001-8988)

15 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 (Commission File No. 001-8988)

16 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 001-8988)

17 Incorporated by reference to the Registrants' Current Report on Form 8-K filed July 8, 1999 (Commission File No. 001-8988)

18 Incorporated by reference to the Registrants' Current Report on Form 8-K filed April 4, 1999 (Commission File No. 001-8988)

19 Incorporated by reference to the Registrants' Current Report on Form 8-K filed January 27, 1999 (Commission File No. 001-8988)

20 Incorporated by reference to the Registrants' Current Report on Form 8-K filed October 19, 1998 (Commission File No. 001-8988)

21 Incorporated by reference to the Registrants Definitive Schedule 14A filed on October 28, 1998 (Commission File No. 001-8988)

     (b)  REPORTS ON FORM 8-K

          On July 8, 1999, the Company filed a Current Report on Form 8-K, to report under Item 5 (Other Events) that the Company entered into a Loan and Security Agreement with Mellon Bank, N.A. on June 24, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ECC INTERNATIONAL CORP.

                                               By:  /s/ Melissa Van Valkenburgh
                                                    ----------------------------
                                                    Melissa Van Valkenburgh
                                                    Vice President, Finance

Date:  September 28, 1999
      -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, by a majority of the Board of Directors.

/s/ James C. Garrett                                 )
-----------------------------------------------------
James C. Garrett, President, Chief Executive         )
  Officer and Principal Executive Officer            )
                                                     )

/s/ Melissa Van Valkenburgh                          )
-----------------------------------------------------
Melissa Van Valkenburgh, Vice President, Finance     )
  and Principal Financial and Accounting Officer     )
                                                     )
/s/ Bruce A. Beda                                    )
-----------------------------------------------------
Bruce A. Beda, Director                              )
                                                     )
/s/ Julian Demora                                    )    September 28 , 1999
-----------------------------------------------------
Julian Demora, Director                              )
                                                     )
/s/ Martin S. Kaplan                                 )
-----------------------------------------------------
Martin S. Kaplan, Director                           )
                                                     )
/s/ Jesse Krasnow                                    )
-----------------------------------------------------
Jesse Krasnow, Director                              )
                                                     )
/s/ Thomas E. McGrath                                )
-----------------------------------------------------
Thomas E. McGrath, Director                          )
                                                     )
/s/ Merrill A. McPeak                                )
-----------------------------------------------------
Merrill A. McPeak, Director                          )

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ECC INTERNATIONAL CORP.

                                               By:______________________________

                                                   Melissa Van Valkenburgh
                                                   Vice President, Finance

Date:  September 28, 1999
      -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, by a majority of the Board of Directors.

_____________________________________________________)
James C. Garrett, President, Chief Executive         )
  Officer and Principal Executive Officer            )
                                                     )
_____________________________________________________)
Melissa Van Valkenburgh, Vice President, Finance     )
  and Principal Financial and Accounting Officer     )
                                                     )
_____________________________________________________)
Bruce A. Beda, Director                              )
                                                     )
_____________________________________________________)       September 28, 1999
Julian Demora, Director                              )
                                                     )
_____________________________________________________)
Martin S. Kaplan, Director                           )
                                                     )
_____________________________________________________)
Jesse Krasnow, Director                              )
                                                     )
_____________________________________________________)
Thomas E. McGrath, Director                          )
                                                     )
_____________________________________________________)
Merrill A. McPeak, Director                          )