Form 10-Q
period 1999-09-30
ECC INTERNATIONAL CORP
filed 1999-11-12
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1999
                               ------------------------------------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission File Number:               001-8988
                       ---------------------------------------------------------


                             ECC International Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                                     23-1714658
---------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)


2001 West Oak Ridge Road, Orlando, FL                                                   32809-3803
---------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                (Zip Code)


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

                                                 [ X ] Yes     [   ] No

     As of September 30, 1999, there were 8,423,805 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          PART I. FINANCIAL STATEMENTS
                          ITEM 1. FINANCIAL STATEMENTS

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                                       Three Months          Three Months
                                                                           Ended                 Ended
                                                                          9/30/99               9/30/98
                                                                       ------------          ------------
Net Sales                                                                $ 10,188           $  10,411

Cost of Sales                                                               7,225               7,987
                                                                         --------           ---------

Gross Profit                                                                2,963               2,424
                                                                         --------           ---------

Expenses:
   Selling, General & Administrative                                        2,024               3,061
   Independent Research and Development                                        41                 520
   Non-Recurring Expenses                                                      --               1,166
                                                                         --------           ---------
      Total Expenses                                                        2,065               4,747
                                                                         --------           ---------

Operating Income/(Loss)                                                       898              (2,323)
                                                                         --------           ---------

Other Income/(Expense):
   Interest Income                                                             12                  75
   Interest Expense                                                          (209)               (244)
   Other - Net                                                               (128)                104
                                                                         ---------          ---------

      Total Other Expense                                                    (325)                (65)
                                                                         --------           ---------

Income/(Loss) Before Income Taxes                                             573              (2,388)

Benefit for Income Taxes                                                       --                (604)
                                                                         --------           ---------

Net Income/(Loss)                                                        $    573           $  (1,784)
                                                                         ========           =========

Income/(Loss) Per Common Share - Basic and
   Assuming Dilution:

Net Income/(Loss) Per Common Share-Basic                                 $   0.07           $   (0.21)
                                                                         =========          =========

Net Income/(Loss) Per Common Share-Dilutive                              $   0.07           $   (0.21)
                                                                         =========          =========

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In Thousands)
                                   (Unaudited)

                                                      Three Months         Three Months
                                                         Ended                Ended
                                                        9/30/99              9/30/98
                                                      ------------         ------------
Net Income/(Loss)                                      $     573            $  (1,784)
Other Comprehensive Expense:
   Foreign Currency Translation Adjustments                   --                 (125)
                                                       ---------            ---------

      Total Comprehensive Income/(Loss)                $     573            $  (1,909)
                                                       =========            =========



         See accompanying notes to the consolidated financial statements

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                    (Unaudited)       (Audited)
                                                      9/30/99          6/30/99
                                                    -----------       ---------
ASSETS

Current Assets:
   Cash                                               $     --        $  1,485
   Accounts Receivable                                   5,271           4,738
   Cost and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts              18,298          18,494
   Inventories                                           4,588           4,311
   Prepaid Expenses and Other                              644             755
                                                      --------        --------

      Total Current Assets                              28,801          29,783

Property, Plant and Equipment - Net                     17,998          18,273

Other Assets                                               791             657
                                                      --------        --------

      Total Assets                                    $ 47,590        $ 48,713
                                                      ========        ========






                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                 (In Thousands Except Share and Per Share Data)

                                                                        (Unaudited)      (Audited)
                                                                          9/30/99         6/30/99
                                                                        -----------      ---------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Current Portion of Long-Term Debt                                   $  6,791         $  6,424
      Accounts Payable                                                      2,099            2,917
      Accrued Expenses and Other                                            6,550            7,379
                                                                         --------         --------
         Total Current Liabilities                                         15,440           16,720

Deferred Income Taxes                                                         507              507
Other Long-Term Liabilities                                                   950            1,399

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
     Preferred Stock, $.10 par; 1,000,000
        shares authorized; none issued and
        outstanding at 9/30/99 and 6/30/99
     Common Stock, $.10 par; 20,000,000                                        --               --
        shares authorized; issued and outstanding,
        8,423,805 shares at 9/30/99 and
        8,412,165 at 6/30/99                                                  842              841

Note Receivable from Stockholder                                             (146)            (146)
Capital in Excess of Par                                                   25,037           25,005
Retained Earnings                                                           4,960            4,387
                                                                         --------         --------

      Total Stockholders' Equity                                           30,693           30,087
                                                                         --------         --------

      Total Liabilities & Stockholders' Equity                           $ 47,590         $ 48,713
                                                                         ========         ========


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                 (In Thousands)
                                   (Unaudited)

                                                               Three Months    Three Months
                                                                  Ended           Ended
                                                                 9/30/99         9/30/98
                                                               ------------    ------------
Cash Flows From Operating Activities:

Net Income/(Loss)                                                $    573        $(1,784)
Items Not Requiring Cash:
   Depreciation                                                       972          1,014
   Amortization                                                        66             --
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                               (533)         1,407
   Costs and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts                            196            (78)
   Inventories                                                       (277)          (207)
   Prepaid Expenses and Other                                          (2)          (570)
   Accounts Payable                                                  (818)          (866)
   Advances on Long-Term Contracts                                     --           (476)
   Accrued Expenses and Other Long-Term Liabilities                (1,534)           873
                                                                 --------        -------

Net Cash Used In Operating Activities                              (1,357)          (687)
                                                                 --------        -------

Cash Flows From Investing Activities:
   Additions to Property, Plant and Equipment                        (413)          (749)
   Other                                                               --            348
                                                                 --------        -------

Net Cash Used In Investing Activities                                (413)          (401)
                                                                 --------        -------

Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock and
      Options Exercised                                                 5             --
   Financing Charges Incurred on Revolving Credit Facility            (87)
   Repayments Under Revolving Credit Facility                     (10,807)            --
   Borrowings Under Revolving Credit Facility                      11,174             --
                                                                 --------        -------

Net Cash Provided by Financing Activities                             285             --
                                                                 --------        -------

Net Decrease in Cash                                               (1,485)        (1,088)

Cash at Beginning of the Period                                     1,485          4,830
                                                                 --------        -------

Cash at End of the Period                                        $     --        $ 3,742
                                                                 ========        =======

                                                                 Continued ...
                                       6

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                     SEPTEMBER 30, 1999 AND 1998 (Continued)
                                 (In Thousands)
                                   (Unaudited)


                                                                       Three Months      Three Months
                                                                           Ended             Ended
                                                                          9/30/99           9/30/98
                                                                       ------------      ------------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                                                  $143             $248

Supplemental Schedule of Non Cash Financing Activities:
   Issuance of Director Equity Compensation                                  $ 28             $ 23
   Purchase of Fixed Assets Through Capital Leases                           $284             $ --




        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The accompanying financial statements are unaudited and have been prepared by ECC International Corp. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 1999 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows for the interim period presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

2. The new revolving credit facility requires all cash receipts to be applied directly to the debt resulting in a zero cash balance at September 30, 1999.

3.   Inventories

                                                     (in Thousands)
                                                9/30/99          6/30/99
                                                -------          -------
     Work in Process                            $1,670           $1,180
     Raw Materials                               2,918            3,131
                                                ------           ------

        Total                                   $4,588           $4,311
                                                ======           ======

     Work in process inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market.

4.   Debt

     On June 24, 1999, the Company entered into a revolving credit facility with a bank totaling $12.5 million and expiring on June 24, 2003. Available borrowings, which are based on a formula to receivables and property, as defined in the revolving credit facility, were approximately $2.2 million at September 30, 1999.

     The revolving credit facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce the balance of the revolving credit facility. As such, the outstanding balance of approximately $6.8 million at September 30, 1999 is included in the Current Portion of Long-Term Debt on the Consolidated Balance Sheet.

5.   Non-Recurring Expenses

     During fiscal year 1999, the Company implemented various cost reduction initiatives and changes in management including the relocation of the corporate headquarters and

     Instructional System Development Group from Wayne, Pennsylvania to the Company's principal System Design and Production Center in Orlando, Florida. The relocation was completed in September 1998. In addition, as a result of recurring net losses in the UK operations, the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the UK operations, which was completed in May 1999. These initiatives resulted in non-recurring charges of approximately $1.2 million during the three-month period ended September 30, 1998. There were no additional charges during the first quarter of fiscal year 2000.

     The following table sets forth the details and the cumulative activity in the various accruals associated with the wind-down of the UK operations and relocation of the Wayne Office in the Consolidated Balance Sheet at June 30, 1999 and September 30, 1999.

                                                                         (in Thousands)
                                                               Cash Reduction          Non-Cash
                                                     6/30/99       Payments            Activity          9/30/99
                                                     -------       --------            --------          -------

       Severance                                     $  36          $ (36)              $  --             $  --
       Facility Lease Obligations                      567           (283)                 25               309
       Other                                            16            (16)                 --                --
                                                     -----          -----               -----              ----

          Total                                      $ 619          $(335)              $  25             $ 309
                                                     =====          =====               =====             =====


     The accrual for non-recurring expenses is included in/or classified as follows on the Consolidated Balance Sheet.

     Accrued Expenses and Other           $206
     Other Long-Term Liabilities          $103

6.   Business Segment Information

     The Company operates in one segment-training. This segment includes the design and manufacture of training simulators.

     Sales by Class of Customer
                                                                (In Thousands)
                                                             9/30/99       9/30/98
                                                             -------       -------
       U.S. Department of Defense
          Direct                                             $ 2,002       $   521
          Subcontract                                          8,186         7,504
                                                             -------       -------
             Total U.S. Department of Defense                 10,188         8,025
                                                             -------       -------
       Foreign Governments                                        --         1,736
       Foreign Commercial                                         --           650
                                                             -------       -------
             Total Foreign                                        --         2,386
                                                             -------       -------

             Total Sales                                     $10,188       $10,411
                                                             =======       =======

     Export Sales from the U.S. were not material for the quarter ended September 30, 1999 as compared to $2,386,000 for the quarter ended September 30, 1998. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $197,000 and $453,000 in the quarters ended September 30, 1999 and 1998, respectively.

     Since a substantial portion of the Company's revenues are attributable to long-term contracts with various government agencies, any factor affecting procurement of long-term government contracts such as changes in government spending, cancellation of weapons programs and delays in contract awards could have a material impact on the Company's financial condition and results of operations.

     Sales by Geographic Area

                                                 (In Thousands)
                                        United     Europe and
                                        States     Middle East    Consolidated
                                        ------     -----------    ------------
     Revenues
     9/30/99                           $10,188      $   --           $10,188
     9/30/98                             8,025       2,386            10,411
     Operating (Loss)/Income
     9/30/99                               898          --               898
     9/30/98                            (1,712)       (611)           (2,323)
     Long-Lived Assets
     9/30/99                            17,998          --            17,998
     6/30/99                            18,273          --            18,273

7.   Earnings Per Share

     Basic earnings/(loss) per common share is computed by dividing net earnings/(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per share is computed by dividing net earnings/(loss) available to common shareholders by the weighted-average number of common shares outstanding during the period adjusted for the number of shares that would have been outstanding if the dilutive potential common shares had been issued. The diluted earnings/(loss) per share does not assume the exercise of options that would have an antidilutive effect on earnings/(loss) per share.

     The weighted-average number of common shares outstanding for each period presented is as follows:

                                          Three-Month Ended
                                  9/30/99                   9/30/98
                                  -------                   -------
     Basic                       8,412,602                  8,329,589
     Dilutive                    8,465,197                  8,329,589

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

a)   MATERIAL CHANGES IN FINANCIAL CONDITION

     During the three-month period ended September 30, 1999, the Company's principal sources of cash were borrowings under the revolving credit facility and collections on accounts receivable, which are applied directly toward the revolving credit facility balance. (See Note 2 to the Consolidated Financial Statements.) The principal uses of these funds were to make vendor and payroll payments, lease termination and contract novation payments, as well as investments in capital assets.

     The cash balance decreased due to the new revolving credit facility arrangement where all cash receipts are applied directly to pay down the outstanding loan balance. (See Note 2 to the Consolidated Financial Statements.)

     Accounts Receivable increased primarily due to billings on the Company's domestic training contracts including the CCTT LRIP, Javelin multi-year and EST programs.

     Prepaid Expenses and Other decreased primarily due to the amortization of annual group insurance premiums.

     Other Assets increased primarily as a result of deferred charges recorded for the revolving credit facility during the three-month period ended September 30, 1999.

     Accounts Payable decreased primarily due to improvement in payment cycles supported by the revolving credit facility.

     Accrued expenses decreased primarily as a result of lease termination payments made associated with the wind down of the UK division. (See Note 5 to the Consolidated Financial Statements).

     Other Long-Term Liabilities decreased due to payments on UK contract novations and lease terminations associated with the wind down of the UK operations.

     During the remainder of fiscal year 2000, the Company anticipates spending approximately $800,000 for new machinery and equipment and to continue to refurbish the Orlando facility.

     Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that with the funds available under its new revolving credit facility and its projected cash flow, the Company will have sufficient resources to meet planned operating commitments for the foreseeable future.

b.)  MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Net sales did not change significantly for the three-month period ended September 30, 1999 as compared to the same period ended September 30, 1998, however, the UK sales volume declined by $2.4 million as a result of the UK operations wind-down while domestic volume increased by $2.2 million.

     Overall gross profit as a percentage of net sales increased to 29 percent for the three-month period ended September 30, 1999 as compared to 23 percent for the same period ended September 30, 1998. The increase is primarily a result of improved levels of gross margin on ongoing programs including Javelin, CCTT and AGTS. In addition, the Company's cost reduction initiatives during fiscal year 1999 and the first quarter of fiscal year 2000 have reduced overhead costs, thus improving gross margins.

     Selling, general and administrative expense decreased 34 percent during the three-month period ended September 30, 1999 as compared to the same period ended September 30, 1998. This decrease is primarily as a result of cost cutting initiatives during fiscal year 1999, particularly in the areas of executive salaries, legal fees and outside marketing representatives.

     Independent Research and Development expense decreased 92 percent during the three-month period ended September 30, 1999 as compared to the same period ended September 30, 1998 due to the timing of planned developments in fiscal year 2000.

     Non-Recurring Expenses decreased 100 percent during the three-month period ended September 30, 1999 as compared to the same period ended September 30, 1998. This decrease is primarily the result of the wind down of the UK operations and the relocation of the corporate headquarters, both of which were completed in fiscal year 1999. No additional charges are anticipated in fiscal year 2000. (See note 5 to the Consolidated Financial statements.)

     Other-Net decreased primarily as a result of translation losses on foreign exchange transactions.

     The Company did not record a tax provision during the first quarter of fiscal year 2000 as Net Operating Loss Carryforwards will be utilized for current income.

c)   CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

     The Company has formally addressed the Year 2000 Issue since November 1997 when a Year 2000 Compliance Program was initiated. A complete evaluation was made on all internal systems, including voice mail, automated badge entry, e-mail, payroll, accounting, facilities and products. In addition, the Company is working with its prime contractors to identify year 2000 problems that may affect the integration of the Company's product with those of the prime contractors. The Company will work with its prime contractors to remediate any problems as they are identified.

     For its information technology, the Company currently utilizes a network of Unix and Windows NT platforms, which provide company-wide access to all of the Company's business application programs. Employees access the network application software through individual PC's (approximately 400), all of which are compliant. All Company network operating systems and substantially all operating systems on individual workstations have been updated to comply with Year 2000 requirements. Periodically, new application programs and updated versions of existing programs are added to the system. The Company has a policy to accept only Year 2000 compliant software and has instituted an ongoing program to confirm that all new software programs are compliant with Year 2000 requirements. The Company is currently performing a final re-verification test of all systems as part of that ongoing program. Further, the Company has recently replaced all central core components of its network and all satellite switching cabinets with Year 2000 compliant Lucent Technologies Cajun 550 series switch routers. Although there can be no assurance that the Company will identify and correct every Year 2000 problem found in its computer applications, the Company believes that it has in place a comprehensive program to identify and correct such problems.

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

     The Company also previously commenced a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. The Company has sent requests to all of its significant suppliers regarding their Year 2000 compliance, requesting that they warrant their ability to provide services and supplies in the Year 2000. More than half of the suppliers have warranted their ability to provide supplies in the Year 2000, and the remainder have presented a plan to have their company compliant by the end of calendar year 1999. This program will be ongoing and the Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may cause the shutdown of a supplier's plant or its operations. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems, originating with a supplier, will not occur. The Company has developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available. The Company has made arrangements to have key personnel continuously on-site during the transition from 1999 to 2000 to react immediately to any unforeseen failure.

     The Company believes the cost of Year 2000 compliance for its information and productions systems has not and will not exceed $25,000 and, therefore, is not material to its consolidated results of operations and financial position.

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


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II. OTHER INFORMATION

                             ECC INTERNATIONAL CORP.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               Exhibit 10.1 - Agreement dated September 16, 1999 by and between the Company, Steel Partners II, L.P. and Warren G. Lichtenstein.

               Exhibit 10.2 - Amendment No. 1 to Employment Agreement dated August 9, 1999 by and between the Company and James C. Garrett.

               Exhibit 10.3 - Amendment and Restated Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and James C. Garrett.

               Exhibit 10.4 - Employment Agreement dated August 9, 1999 by and between the Company and Glenn Andrew.

               Exhibit 10.5 - Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and Glenn Andrew.

               Exhibit 10.6 - Employment Agreement dated August 9, 1999 by and between the Company and Melissa Van Valkenburgh.

               Exhibit 10.7 - Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and Melissa Van Valkenburgh

               Exhibit 27.1 - Financial Data Schedule for the three-month period ended September 30, 1999.

          b.   REPORTS ON FORM 8-K

               Not applicable

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ECC INTERNATIONAL CORP.




Date     November 10, 1999                /s/ Melissa Van Valkenburgh
    -----------------------------         -------------------------------------
                                          Melissa Van Valkenburgh
                                          Chief Financial Officer