Form 10-Q
period 1999-12-31
ECC INTERNATIONAL CORP
filed 2000-02-14
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 1999
                              -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number:                 001-8988
                       --------------------------------------------------------

                             ECC INTERNATIONAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        23-1714658
---------------------------------              ---------------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)


2001 West Oak Ridge Road, Orlando, FL                     32809-3803
----------------------------------------       ---------------------------------
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

                                                  [X] Yes     [ ] No

         As of February 7, 2000, there were 8,449,869 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

                          PART I. FINANCIAL STATEMENTS
                          ITEM 1. FINANCIAL STATEMENTS

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                      (In Thousands Except Per Share Data)
                                   (Unaudited)



                                                Six Months     Six Months
                                                   Ended          Ended
                                                 12/31/99       12/31/98
                                                ----------     ----------
Net Sales                                        $ 21,246       $ 24,379

Cost of Sales                                      14,615         18,466
                                                 --------       --------

Gross Profit                                        6,631          5,913
                                                 --------       --------

Expenses:
   Selling, General & Administrative                4,342          5,879
   Independent Research and Development               150            570
   Non-Recurring Expenses                              --          1,872
                                                 --------       --------
      Total Expenses                                4,492          8,321
                                                 --------       --------

Operating Income/(Loss)                             2,139         (2,408)
                                                 --------       --------

Other Income/(Expense):
   Interest Income                                     24            120
   Interest Expense                                  (440)          (586)
   Other - Net                                        (92)           215
                                                 --------       --------

      Total Other Expense                            (508)          (251)
                                                 --------       --------

Income/(Loss) Before Income Taxes                   1,631         (2,659)

Benefit for Income Taxes                               --           (423)
                                                 --------       --------

Net Income/(Loss)                                $  1,631       $ (2,236)
                                                 ========       ========

Income/(Loss) Per Common Share - Basic and
   Assuming Dilution:

Net Income/(Loss) Per Common Share-Basic         $   0.19       $  (0.27)
                                                 ========       ========

Net Income/(Loss) Per Common Share-Dilutive      $   0.19       $  (0.27)
                                                 ========       ========



        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                      (In Thousands Except Per Share Data)
                                   (Unaudited)



                                               Three Months   Three Months
                                                   Ended          Ended
                                                 12/31/99       12/31/98
                                               ------------   ------------
Net Sales                                        $ 11,058       $ 13,968

Cost of Sales                                       7,390         10,479
                                                 --------       --------

Gross Profit                                        3,668          3,489
                                                 --------       --------

Expenses:
   Selling, General & Administrative                2,318          2,818
   Independent Research and Development               109             50
   Non-Recurring Expenses                              --            706
                                                 --------       --------
      Total Expenses                                2,427          3,574
                                                 --------       --------

Operating Income/(Loss)                             1,241            (85)
                                                 --------       --------

Other Income/(Expense):
   Interest Income                                     12             45
   Interest Expense                                  (231)          (342)
   Other - Net                                         36            111
                                                 --------       --------

      Total Other Expense                            (183)          (186)
                                                 --------       --------

Income/(Loss) Before Income Taxes                   1,058           (271)

Provision/(Benefit) for Income Taxes                   --            181
                                                 --------       --------

Net Income/(Loss)                                $  1,058       $   (452)
                                                 ========       ========

Income/(Loss) Per Common Share - Basic and
   Assuming Dilution:

Net Income/(Loss) Per Common Share-Basic         $   0.13       $  (0.05)
                                                 ========       ========

Net Income/(Loss) Per Common Share-Dilutive      $   0.12       $  (0.05)
                                                 ========       ========



        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (In Thousands)
                                   (Unaudited)


                                                Six Months    Six Months
                                                   Ended         Ended
                                                 12/31/99      12/31/98
                                                ---------     ----------
Net Income/(Loss)                                $ 1,631       $ (2,236)
Other Comprehensive Expense:
   Foreign Currency Translation Adjustments           --           (147)
                                                 -------       --------

      Total Comprehensive Income/(Loss)          $ 1,631       $ (2,383)
                                                 =======       ========























         See accompanying notes to the consolidated financial statements

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (In Thousands)
                                   (Unaudited)


                                              Three Months   Three Months
                                                  Ended          Ended
                                                12/31/99       12/31/98
                                               ---------     ------------
Net Income/(Loss)                                $ 1,058        $ (452)
Other Comprehensive Expense:
   Foreign Currency Translation Adjustments           --           (22)
                                                 -------        ------

      Total Comprehensive Income/(Loss)          $ 1,058        $ (474)
                                                 =======        ======













         See accompanying notes to the consolidated financial statements

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                              (Unaudited)   (Audited)
                                                12/31/99     6/30/99
                                              -----------   ---------
ASSETS

Current Assets:
   Cash                                        $     --     $  1,485
   Accounts Receivable                            4,701        4,738
   Cost and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts       16,896       18,494
   Inventories                                    4,146        4,311
   Prepaid Expenses and Other                       583          755
                                               --------     --------

      Total Current Assets                       26,326       29,783

Property, Plant and Equipment - Net              17,320       18,273

Other Assets                                        763          657
                                               --------     --------

      Total Assets                             $ 44,409     $ 48,713
                                               ========     ========












                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                 (In Thousands Except Share and Per Share Data)



                                                           (Unaudited)      (Audited)
                                                             12/31/99        6/30/99
                                                           ----------       --------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Long-Term Debt                         $  4,279       $  6,424
   Accounts Payable                                             1,213          2,917
   Accrued Expenses and Other                                   6,184          7,379
                                                             --------       --------
      Total Current Liabilities                                11,676         16,720

Deferred Income Taxes                                             507            507
Other Long-Term Liabilities                                       389          1,399
                                                             --------       --------

      Total Liabilities                                        12,572         18,626
                                                             --------       --------

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
   Preferred Stock, $.10 par; 1,000,000 shares
      authorized; none issued and outstanding                      --             --
   Common Stock, $.10 par; 20,000,000
      shares authorized; issued and outstanding,
      8,449,869 shares at 12/31/99 and
      8,412,165 at 6/30/99                                        845            841
Note Receivable from Stockholder                                 (146)          (146)
Capital in Excess of Par                                       25,120         25,005
Retained Earnings                                               6,018          4,387
                                                             --------       --------

      Total Stockholders' Equity                               31,837         30,087
                                                             --------       --------

      Total Liabilities & Stockholders' Equity               $ 44,409       $ 48,713
                                                             ========       ========





        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (In Thousands)
                                   (Unaudited)


                                                               Six Months    Six Months
                                                                 Ended         Ended
                                                                12/31/99      12/31/98
                                                               ----------    ---------
Cash Flows From Operating Activities:

Net Income/(Loss)                                               $ 1,631      $ (2,236)
Items Not Requiring Cash:
   Depreciation                                                   1,994         2,095
   Amortization                                                     171            --
   Loss/(Gain) on Disposal of Equipment                               5          (311)
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                               37           568
   Costs and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts                        1,598         4,193
   Inventories                                                      165           221
   Prepaid Expenses and Other                                       (18)         (537)
   Accounts Payable                                              (1,704)         (376)
   Advances on Long-Term Contracts                                   --        (2,930)
   Accrued Expenses and Other Long-Term Liabilities              (2,407)          171
                                                                -------      --------

Net Cash Provided by Operating Activities                         1,472           858
                                                                -------      --------

Cash Flows From Investing Activities:
   Proceeds from Sales of Assets                                     --           501
   Additions to Property, Plant and Equipment                      (792)       (1,521)
   Other                                                             --         1,332
                                                                -------      --------

Net Cash (Used In)/Provided by Investing Activities                (792)          312
                                                                -------      --------

Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock and
      Options Exercised                                              67             1
   Financing Charges Incurred on Revolving Credit Facility          (87)
   Net Repayments Under Revolving Credit Facility                (2,145)       (1,280)
                                                                -------      --------

Net Cash Used In Financing Activities                            (2,165)       (1,279)
                                                                -------      --------

Net Decrease in Cash                                             (1,485)         (109)

Cash at Beginning of the Period                                   1,485         4,830
                                                                -------      --------

Cash at End of the Period                                       $    --      $  4,721
                                                                =======      ========


                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 (Continued)
                                 (In Thousands)
                                   (Unaudited)

                                                           Six Months   Six Months
                                                              Ended        Ended
                                                            12/31/99     12/31/98
                                                           ---------    ----------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                                  $  377      $   552

Supplemental Schedule of Non Cash Financing Activities:
   Issuance of Director Equity Compensation                  $   52      $    23
   Purchase of Fixed Assets Through Capital Leases           $  254      $    --
   Extended Payment Terms in Connection with
      Novation Agreement                                     $   --      $ 4,552



























        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying financial statements are unaudited and have been prepared by ECC International Corp. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 1999 consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

2. The new revolving credit facility requires all cash receipts to be applied directly to the debt resulting in a zero cash balance at December 31, 1999.

3.    Inventories

                                  (In Thousands)
                              12/31/99    6/30/99
                              --------    -------

          Work in Process     $   744     $ 1,180
          Raw Materials         3,402       3,131
                              -------     -------

             Total            $ 4,146     $ 4,311
                              =======     =======

      Work in process inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market.

4.    Debt

      On June 24, 1999, the Company entered into a revolving credit facility with a bank totaling $12.5 million and expiring on June 24, 2003. Available borrowings above the current outstanding balance, which are based on a formula of receivables and property, as defined in the revolving credit facility, were approximately $4.4 million at December 31, 1999.

      The revolving credit facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce the balance of the revolving credit facility. As such, the outstanding balance of approximately $4.3 million at December 31, 1999 is included in the Current Portion of Long-Term Debt on the Consolidated Balance Sheet.

   5.  Non-Recurring Expenses

       During fiscal year 1999, the Company implemented various cost reduction initiatives and changes in management including the relocation of the corporate headquarters and Instructional System Development Group from Wayne, Pennsylvania to the Company's principal System Design and Production Center in Orlando, Florida. The relocation was completed in September 1998. In addition, as a result of recurring net losses in the UK operations, the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the UK operations, which was completed in May 1999. These initiatives resulted in non-recurring charges of approximately $1.2 million and $1.9 million during the three-month and the six-month periods ended December 31, 1998, respectively. These charges relate primarily to employee termination benefits and lease termination costs. There were no additional charges during the first six months of fiscal year 2000.

       The following table sets forth the details and the cumulative activity in the various accruals associated with the wind-down of the UK operations and relocation of the Wayne Office in the Consolidated Balance Sheet at June 30, 1999 and December 31, 1999.

                                                                  (In Thousands)
                                                         Cash Reduction    Non-Cash
                                             6/30/99        Payments       Activity       12/31/99
                                             -------     --------------    --------       --------
          Severance                           $  36          $ (36)          $  --          $  --
          Facility Lease Obligations            567           (386)             21            202
          Other                                  16            (16)             --             --
                                              -----          -----           -----          -----

             Total                            $ 619          $(438)          $  21          $ 202
                                              =====          =====           =====          =====


   6. Business Segment Information

       The Company operates in one segment--training. This segment includes the design and manufacture of training simulators.

       Sales by Class of Customer

                                                                                  (In Thousands)
                                                        Six Months        Six Months      Three Months     Three Months
                                                           Ended             Ended            Ended            Ended
                                                         12/31/99          12/31/98         12/31/99         12/31/98
                                                      --------------    --------------   --------------   --------------
          U.S. Department of Defense
             Direct                                      $  3,262          $  1,873           $ 1,260         $  1,352
             Subcontract                                   17,984            16,752             9,798            9,247
                                                         --------          --------          --------         --------
                Total U.S. Department of Defense           21,246            18,625            11,058           10,599
                                                         --------          --------          --------         --------

          Foreign Governments                                  --             4,713                --            2,977
          Foreign Commercial                                   --             1,041                --              392
                                                         --------          --------          --------         --------
                Total Foreign                                  --             5,754                --            3,369
                                                         --------          --------          --------         --------

                Total Sales                              $ 21,246          $ 24,379          $ 11,058         $ 13,968
                                                         ========          ========          ========         ========


       Export Sales from the U.S. were not material for the three-month and six-month periods ended December 31, 1999, compared to $3,369,000 and $5,754,000 for the three-month and six-month periods ended December 31, 1998, respectively. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $219,000 and $416,000 for the three-month and six-month periods ended December 31, 1999, respectively and $342,000 and $795,000 for the three-month and six-month periods ended December 31, 1998, respectively.

       Since a substantial portion of the Company's revenues are attributable to long-term contracts with various government agencies, any factor affecting procurement of long-term government contracts such as changes in government spending, cancellation of weapons programs and delays in contract awards could have a material impact on the Company's financial condition and results of operations.

       Sales by Geographic Area

                                                                             (In Thousands)
                                                Six Months          Six Months          Three Months        Three Months
                                                   Ended               Ended                Ended               Ended
                                                 12/31/99            12/31/98             12/31/99            12/31/98
                                              --------------      --------------       --------------      --------------
          Revenues
             United States                       $ 21,246            $ 18,625             $ 11,058            $ 10,599
             Europe & Middle East                      --               5,754                   --               3,369
                                                 --------            --------             --------            --------
                Consolidated                     $ 21,246            $ 24,379             $ 11,058            $ 13,968
                                                 ========            ========             ========            ========

          Operating Income/(Loss)
             United States                       $  2,139            $ (1,432)            $  1,241            $    280
             Europe & Middle East                      --                (976)                  --                (365)
                                                 --------            --------             --------            --------
                Consolidated                     $  2,139            $ (2,408)            $  1,241            $    (85)
                                                 ========            ========             ========            ========

          Long-Lived Assets
             United States                       $ 17,320            $ 20,018
             Europe & Middle East                      --                 212
                                                 --------            --------
                Consolidated                     $ 17,320            $ 20,230
                                                 ========            ========

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

      The weighted-average number of common shares outstanding for each period presented is as follows:

                                Six-Months            Six-Months            Three-Months           Three-Months
                                   Ended                Ended                  Ended                   Ended
                                 12/31/99             12/31/98               12/31/99                12/31/98
                                ----------           ----------            ------------            ------------
       Basic                    8,418,345             8,346,269              8,424,088              8,346,610
       Dilutive                 8,470,330             8,346,269              8,472,827              8,346,610


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

a)    MATERIAL CHANGES IN FINANCIAL CONDITION

      During the six-month period ended December 31, 1999, the Company's principal sources of cash were borrowings under the revolving credit facility and collections on accounts receivable, which are applied directly toward the revolving credit facility balance. (See Note 2 to the Consolidated Financial Statements.) The principal uses of these funds were to make vendor and payroll payments, lease termination and contract novation payments, as well as investments in capital assets.

      The cash balance decreased since fiscal 1999 year end due to the new revolving credit facility arrangement where all cash receipts are applied directly to pay down the outstanding loan balance (see Note 2 to the Consolidated Financial Statements.)

      Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts decreased since fiscal 1999 year end primarily due to significant billings on the Javelin and F-18 programs, which were collected prior to the end of the quarter.

      Accounts Payable decreased since fiscal 1999 year end primarily due to a reduction in payment cycles supported by the revolving credit facility.

      Accrued expenses decreased since fiscal 1999 year end primarily as a result of reduced accruals for salary and vacation expenses and lease termination payments made associated with the wind down of the UK division (see Note 5 to the Consolidated Financial Statements.)

      Current Portion of Long-Term Debt decreased since fiscal 1999 year end primarily due to significant cash receipts on the Javelin and F-18 E&F programs that were applied directly to pay down the outstanding loan balance.

      Other Long-Term Liabilities decreased since fiscal 1999 year end due to payments on UK contract novations and lease terminations associated with the wind down of the UK operations.

      During the remainder of fiscal year 2000, the Company anticipates spending approximately $500,000 for new machinery and equipment and to continue to refurbish the Orlando facility.

      Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that with the funds available under its new revolving credit facility and its projected cash flow, the Company will have sufficient resources to meet planned operating commitments for the foreseeable future.

b)    MATERIAL CHANGES IN RESULTS OF OPERATIONS.

      Net sales decreased $2.9 million and $3.1 million for the three-month and six-month periods ended December 31, 1999, respectively, compared to the same periods ended December 31, 1998; UK sales volume declined by $5.8 million and $3.4 million as a result of the UK operations wind-down while domestic volume increased by $2.6 million and $.4 million for the three-month and six-month periods ended December 31, 1999, respectively.

      Overall gross profit as a percentage of net sales increased to 33 percent and 31 percent for the three-month and six-month periods ended December 31, 1999, respectively, as compared to 25 percent and 24 percent for the same periods ended December 31, 1998. The increase is primarily a result of improved levels of gross margin on ongoing programs including Javelin, CCTT and AGTS, partially off-set by increased costs on the EST and UK Airtours programs. In addition, the Company's cost reduction initiatives during fiscal year 1999 and the first six months of fiscal year 2000 have reduced overhead costs, thus improving gross margins.

      Selling, general and administrative expense decreased 18 and 26 percent during the three-month and six-month periods ended December 31, 1999, respectively, as compared to the same periods ended December 31, 1998. This decrease is primarily a result of cost reduction initiatives during fiscal year 1999, particularly in the areas of executive salaries, legal fees and outside marketing representatives.

      Independent Research and Development expense decreased 74 percent during the six-month period ended December 31, 1999 as compared to the same period ended December 31, 1998 due to the timing of planned developments in fiscal year 2000. In the three-month period ended December 31, 1999, IR&D expense increased 118 percent over the three-month period ended December 31,1998. This increase was primarily due to the discontinuation of certain vendor parts for which in-house development was needed for redesign. The Company anticipates spending approximately $800,000 on IR&D during the remainder of fiscal year 2000.

      Non-Recurring Expenses decreased 100 percent during the three-month and six-month periods ended December 31, 1999 as compared to the same periods ended December 31, 1998. This decrease is primarily a result of the wind down of the UK operations and the relocation of the corporate headquarters, both of which were completed in fiscal year 1999. No additional charges are anticipated in fiscal year 2000 (see note 5 to the Consolidated Financial statements.)

      Interest Expense decreased 33 percent and 25 percent during the three-month and six-month periods ended December 31, 1999, respectively, as compared to the same periods ended December 31, 1998. This decrease is primarily due to payments made on the previous credit facility, which resulted in lower outstanding balances in fiscal year 2000 as compared to fiscal year 1999.

      Other-Net decreased during the three-month and six-month periods ended December 31, 1999 as compared to the same periods ended December 31, 1998. The decrease is primarily a result of translation losses on foreign exchange transactions.

      The Company did not record a tax provision during the first two quarters of fiscal year 2000 as Net Operating Loss Carryforwards will be utilized for current income. The Company has approximately $12.3 million of cumulative Federal net operating loss carryforwards, which expire in the years 2013 and 2018.

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

      Year 2000

      The Company, like other businesses, faced the Year 2000 Issue, (also known as the Y2K Issue.)

      The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the year 2000. If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on the Company.

      The Company initially addressed the Year 2000 Issue in November 1997 when a Year 2000 Compliance Program was initiated. A complete evaluation was made on all internal systems, including voice mail, automated badge entry, e-mail, payroll, accounting, facilities and products. In addition, the Company worked with its prime contractors to identify Year 2000 problems that could affect the integration of the Company's product with those of prime contractors.

      All Company network operating systems and substantially all operating systems on individual workstations were updated to comply with Year 2000 requirements. Also, the Company instituted a policy to accept only Year 2000 compliant software and has an ongoing program to confirm that all new software programs are compliant with Year 2000 requirements. Further, the Company replaced all central core components of its network and all satellite switching cabinets with Year 2000 compliant Lucent Technologies Cajun 550 series switch routers. Although there can be no assurance that the Company identified and corrected all Year 2000 problems found in its computer applications, the Company has seen no indication of Year 2000 problems to date. Further, the Company believes that it has in place a comprehensive program to identify and correct any such problems should they occur.

      The Company reviewed its building and utility systems (heat, light, phones, etc.) to ensure that all of the systems in this area were Year 2000 ready. While the Company has no reason to believe that its utility suppliers will not continue to provide services, there can be no assurance that these suppliers will in fact meet the Company's requirements. The failure of any such supplier to fully remediate its systems for Year 2000 compliance could cause a partial shutdown of the Company's plant, which could impact the Company's ability to meet its obligations to supply products to its customers.

      The Company is satisfied that its customer base is aware of the Year 2000 issue and has worked to ensure that there are no problems associated with the Year 2000. The Company is aware of this because all major customers asked the Company for its Year 2000 status. In the process, they revealed their Year 2000 plans and stated that they were actively engaged in solving any potential problems.

      The Company also commenced a program to determine the Year 2000 compliance efforts of its equipment and material suppliers. More than half of the suppliers warranted their ability to provide supplies in the Year 2000, and the remainder presented a plan to have their company compliant by the end of calendar year 1999. The program to determine the Year 2000 compliance effort of the Company's equipment and material suppliers is ongoing and the Company's efforts with respect to specific problems identified will depend in part upon its assessment of the risk that any such problems may cause the shutdown of a supplier's plant or its operations. Unfortunately, the Company cannot fully control the conduct of its suppliers, and there can be no guarantee that Year 2000 problems, originating with a supplier, will not occur.

      The Company developed contingency plans in the event of a Year 2000 failure caused by a supplier or third party. In some cases, especially with respect to its utility vendors, alternative suppliers may not be available. The Company made arrangements to have key personnel continuously on-site during the transition form 1999 to 2000 to react immediately to any unforeseen failure. No failures were observed during the transition from 1999 to 2000.

      The Company believes the cost of Year 2000 compliance for its information and productions systems has not and will not exceed $25,000 and, therefore, is not material to its consolidated results of operations and financial position.

      Although the Company believes that it successfully avoided any significant disruption from the Year 2000 issue relating to the century rollover, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, problems relating to the leap year and problems encountered through suppliers, customers and other third parties with whom the Company deals. Although these and other unanticipated Year 2000 issues could have an adverse effect on the results of operations or financial condition of the Company, it is not possible to anticipate the extent of impact at this time.

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

      Not Applicable.

                           PART II. OTHER INFORMATION

                             ECC INTERNATIONAL CORP.


      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's Annual Meeting of Stockholders held on December 10, 1999, the following proposals were adopted by the vote specified below:

                                           Votes                Votes                             Broker
          Proposal                          For                 Against         Abstain           NonVotes

          (1)   To elect the Board of Directors

          Bruce A. Beda                  7,687,775              154,500            --             169,866
          Julian Demora                  7,838,740                3,535            --              18,901
          James C. Garrett               7,841,374                  901            --              16,267
          James R. Henderson             7,834,429                7,846            --              23,212
          Jesse Krasnow                  7,657,765              184,510            --             199,876
          Warren Lichtenstein            7,827,606               14,669            --              30,035
          Thomas E. McGrath              7,564,265              278,010            --             293,376
          Merrill A. McPeak              7,786,607               55,668            --              71,034

          (2) To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the fiscal year ending June 30, 2000.

                                         7,820,983               31,855        17,536             544,391



      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            a.    EXHIBITS

                  Exhibit 27.1 - Financial Data Schedule for the six-month period ended December 31, 1999.

            b.    REPORTS ON FORM 8-K

                  Not applicable.

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             ECC INTERNATIONAL CORP.




Date  February 14, 2000                      /s/ Melissa Van Valkenburgh
      -----------------------------          -----------------------------------
                                             Melissa Van Valkenburgh
                                             Chief Financial Officer