Form 10-Q
period 2000-03-31
ECC INTERNATIONAL CORP
filed 2000-05-15
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number: 001-8988

                             ECC INTERNATIONAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     23-1714658
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


2001 West Oak Ridge Road, Orlando, FL                   32809-3803
----------------------------------------                ----------
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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of May 10, 2000 there were 8,455,779 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

                          PART I. FINANCIAL STATEMENTS
                          ITEM 1. FINANCIAL STATEMENTS
                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                     (In Thousands Except Per Share Data)
                                 (Unaudited)


                                                                                  Nine Months    Nine Months
                                                                                     Ended          Ended
                                                                                    3/31/00        3/31/99
                                                                                  -----------    -----------
Net Sales                                                                          $ 31,134       $ 34,432

Cost of Sales                                                                        20,573         25,169
                                                                                   --------       --------

Gross Profit                                                                         10,561          9,263
                                                                                   --------       --------
Expenses:
   Selling, General & Administrative                                                  6,677          8,394
   Independent Research and Development                                                 286            705
   Non-Recurring Expenses                                                                --          3,160
                                                                                   --------       --------
      Total Expenses                                                                  6,963         12,259
                                                                                   --------       --------

Operating Income/(Loss)                                                               3,598         (2,996)
                                                                                   --------       --------

Other Income/(Expense):
   Interest Income                                                                       29            275
   Interest Expense                                                                    (597)          (844)
   Other - Net                                                                          (88)           182
                                                                                   --------       --------

      Total Other Expense                                                              (656)          (387)
                                                                                   --------       --------

Income/(Loss) Before Income Taxes                                                     2,942         (3,383)

Benefit for Income Taxes                                                                 --           (213)
                                                                                   --------       --------

Net Income/(Loss)                                                                  $  2,942       $ (3,170)
                                                                                   ========       ========

Income/(Loss) Per Common Share -
   Basic and Assuming Dilution:

Net Income/(Loss) Per Common Share-Basic                                           $   0.35       $  (0.38)
                                                                                   ========       ========

Net Income/(Loss) Per Common Share-Dilutive                                        $   0.35       $  (0.38)
                                                                                   ========       ========




        See accompanying notes to the consolidated financial statements.

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                     (In Thousands Except Per Share Data)
                                 (Unaudited)


                                                                                Three Months   Three Months
                                                                                   Ended          Ended
                                                                                  3/31/00        3/31/99
                                                                                ------------   ------------
Net Sales                                                                        $  9,888       $ 10,053

Cost of Sales                                                                       5,958          6,703
                                                                                 --------       --------

Gross Profit                                                                        3,930          3,350
                                                                                 --------       --------
Expenses:
   Selling, General & Administrative                                                2,334          2,515
   Independent Research and Development                                               137            135
   Non-Recurring Expenses                                                              --          1,288
                                                                                 --------       --------
      Total Expenses                                                                2,471          3,938
                                                                                 --------       --------

Operating Income/(Loss)                                                             1,459           (588)
                                                                                 --------       --------
Other Income/(Expense):
   Interest Income                                                                      5            155
   Interest Expense                                                                  (158)          (258)
   Other - Net                                                                          4            (33)
                                                                                 --------       --------

      Total Other Expense                                                            (149)          (136)
                                                                                 --------       --------

Income/(Loss) Before Income Taxes                                                   1,310           (724)

Provision for Income Taxes                                                             --            210
                                                                                 --------       --------

Net Income/(Loss)                                                                $  1,310       $   (934)
                                                                                 ========       ========

Income/(Loss) Per Common Share
     Basic and Assuming Dilution:

Net Income/(Loss) Per Common Share-Basic                                         $   0.16       $  (0.11)
                                                                                 ========       ========

Net Income/(Loss) Per Common Share-Dilutive                                      $   0.15       $  (0.11)
                                                                                 ========       ========






        See accompanying notes to the consolidated financial statements.

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                  NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (In Thousands)
                                 (Unaudited)


                                                                   Nine Months    Nine Months
                                                                       Ended         Ended
                                                                      3/31/00       3/31/99
                                                                   -----------    -----------
Net Income/(Loss)                                                     $ 2,942      $(3,170)
Other Comprehensive Income:
   Foreign Currency Translation Adjustments                                --          247
                                                                      -------      -------
      Total Comprehensive Income/(Loss)                               $ 2,942      $(2,923)
                                                                      =======      =======




        See accompanying notes to the consolidated financial statements.

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (In Thousands)
                                 (Unaudited)




                                                     Three Months      Three Months
                                                        Ended             Ended
                                                       3/31/00           3/31/99
                                                     ------------      ------------
Net Income/(Loss)                                     $ 1,310            $ (934)
Other Comprehensive Income:
   Foreign Currency Translation Adjustments                --               394
                                                      -------            ------
      Total Comprehensive Income/(Loss)               $ 1,310            $ (540)
                                                      =======            ======













        See accompanying notes to the consolidated financial statements.

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                    (Unaudited)         (Audited)
                                                      3/31/00            6/30/99
                                                    -----------         ---------
ASSETS

Current Assets:
   Cash                                               $    --            $ 1,485
   Accounts Receivable                                  9,124              4,738
   Cost and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts             15,997             18,494
   Inventories                                          3,360              4,311
   Prepaid Expenses and Other                             727                755
                                                      -------            -------

      Total Current Assets                             29,208             29,783

Property, Plant and Equipment - Net                    16,460             18,273

Other Assets                                              653                657
                                                      -------            -------
      Total Assets                                    $46,321            $48,713
                                                      =======            =======








                                                                    Continued...

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                (In Thousands Except Share and Per Share Data)



                                                           (Unaudited)           (Audited)
                                                             3/31/00              6/30/99
                                                            --------             --------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Long-Term Debt                        $  5,881             $  6,424
   Accounts Payable                                              685                2,917
   Accrued Expenses and Other                                  6,081                7,379
                                                            --------             --------
      Total Current Liabilities                               12,647               16,720

Deferred Income Taxes                                            507                  507
Other Long-Term Liabilities                                       --                1,399
                                                            --------             --------
      Total Liabilities                                       13,154               18,626
                                                            --------             --------

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
   Preferred Stock, $.10 par; 1,000,000 shares
      authorized; none issued and outstanding                     --                   --
   Common Stock, $.10 par; 20,000,000
      shares authorized; issued and outstanding,
      8,455,179 shares at 3/31/00 and
      8,412,165 at 6/30/99                                       845                  841
Note Receivable from Stockholder                                (146)                (146)
Capital in Excess of Par                                      25,139               25,005
Retained Earnings                                              7,329                4,387
                                                            --------             --------

      Total Stockholders' Equity                              33,167               30,087
                                                            --------             --------

      Total Liabilities & Stockholders' Equity              $ 46,321             $ 48,713
                                                            ========             ========










        See accompanying notes to the consolidated financial statements.

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (In Thousands)
                                 (Unaudited)




                                                              Nine Months         Nine Months
                                                                 Ended               Ended
                                                                3/31/00             3/31/99
                                                              -----------         -----------
Cash Flows From Operating Activities:
Net Income/(Loss)                                              $ 2,942             $(3,170)
Items Not Requiring Cash:
   Depreciation                                                  2,979               3,257
   Amortization                                                    311
   Loss/(Gain) on Disposal of Equipment                              5                (337)
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                          (4,386)              5,369
   Costs and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts                       2,497               1,293
   Inventories                                                     951                (354)
   Prepaid Expenses and Other                                     (279)              3,779
   Accounts Payable                                             (2,232)               (856)
   Advances on Long-Term Contracts                                  --              (3,277)
   Accrued Expenses and Other Long-Term Liabilities             (2,793)                299
                                                               -------             -------

Net Cash Provided by Operating Activities                           (5)              6,003
                                                               -------             -------

Cash Flows From Investing Activities:
   Proceeds from Sales of Assets                                    --                 529
   Additions to Property, Plant and Equipment                     (917)             (1,722)
   Other                                                            --               1,613
                                                               -------             -------

Net Cash (Used In)/Provided by Investing Activities               (917)                420
                                                               -------             -------

Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock and
      Options Exercised                                             67                  56
   Financing Charges Incurred on Revolving Credit
      Facility                                                     (87)
   Net Repayments Under Revolving Credit Facility                 (543)             (3,985)
                                                               -------             -------

Net Cash Used In Financing Activities                             (563)             (3,929)
                                                               -------             -------

Net (Decrease)/Increase in Cash                                 (1,485)              2,494

Cash at Beginning of the Period                                  1,485               4,830
                                                               -------             -------

Cash at End of the Period                                      $    --             $ 7,324
                                                               =======             =======




                                                                   Continued...

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999 (Continued)
                                (In Thousands)
                                 (Unaudited)




                                                                 Nine Months       Nine Months
                                                                    Ended             Ended
                                                                   3/31/00           3/31/99
                                                                 -----------       -----------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                                        $  555            $   830

Supplemental Schedule of Non Cash Financing Activities:
   Issuance of Director Equity Compensation                        $   71            $    43
   Purchase of Fixed Assets Through Capital Leases                 $  254            $    --
   Extended Payment Terms in Connection with
      Novation Agreement                                           $   --            $ 4,552






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

2. The new revolving credit facility requires all cash receipts to be applied directly to the debt resulting in a zero cash balance at March 31, 2000.

3.       Inventories

                                                    (In Thousands)
                                              3/31/00           6/30/99
                                              -------           -------
                Work in Process                $  307            $1,180
                Raw Materials                   3,053             3,131
                                               ------            ------

                   Total                       $3,360            $4,311
                                               ======            ======



         Work in process inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market.

4.       Debt

         On June 24, 1999, the Company entered into a revolving credit facility with a bank totaling $12.5 million and expiring on June 24, 2003. Available borrowings above the current outstanding balance, which are based on a formula of receivables and property, as defined in the revolving credit facility, were approximately $3.8 million at March 31, 2000.

         The revolving credit facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce the balance of the revolving credit facility. As such, the outstanding balance of approximately $5.9 million at March 31, 2000 is included in the Current Portion of Long-Term Debt on the Consolidated Balance Sheet.

5.       Non-Recurring Expenses

         During fiscal year 1999, the Company implemented various cost reduction initiatives and changes in management including the relocation of the corporate headquarters and Instructional System Development Group from Wayne, Pennsylvania to the Company's principal System Design and Production Center in Orlando, Florida. The relocation was completed in September 1998. In addition, as a result of recurring net losses in the UK operations, the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the UK operations, which was completed in May 1999. These initiatives resulted in non-recurring charges of approximately $1.3 million and $3.2 million during the three-month and the nine-month periods ended March 31, 1999, respectively. These charges relate primarily to employee termination benefits and lease termination costs. There were no additional charges during the first nine months of fiscal year 2000.

         The following table sets forth the details and the cumulative activity in the various accruals associated with the wind-down of the UK operations and relocation of the Wayne Office in the Consolidated Balance Sheet at June 30, 1999 and March 31, 2000.


                                                                             (In Thousands)
                                                                  Cash Reduction       Non-Cash
                                                     6/30/99          Payments         Activity          3/31/00
                                                      -----       --------------         -----            -----
                Severance                             $  36            $ (36)            $  --            $  --
                Facility Lease Obligations              567             (386)               19              200
                Other                                    16              (16)               --               --
                                                      -----            -----             -----            -----
                   Total                              $ 619            $(438)            $  19            $ 200
                                                      =====            =====             =====            =====




6.       Business Segment Information

         The Company operates in one segment--training. This segment includes the design and manufacture of training simulators.

         Sales by Class of Customer

                                                                                       (In Thousands)
                                                                      Nine Months                         Three Months
                                                                         Ended                                Ended
                                                              --------------------------            --------------------------
                                                              3/31/00            3/31/99            3/31/00            3/31/99
                                                              -------            -------            -------            -------
                U.S. Department of Defense
                 Direct                                       $ 4,075            $ 4,323            $   813            $ 2,449
                 Subcontract                                   27,059             23,446              9,075              6,695
                                                              -------            -------            -------            -------
                  Total U.S. Department of Defense             31,134             27,769              9,888              9,144
                                                              -------            -------            -------            -------

                Foreign Governments                                --              5,126                 --                413
                Foreign Commercial                                 --              1,537                 --                496
                                                              -------            -------            -------            -------
                  Total Foreign                                    --              6,663                 --                909
                                                              -------            -------            -------            -------
                  Total Sales                                 $31,134            $34,432            $ 9,888            $10,053
                                                              =======            =======            =======            =======


         Export Sales from the U.S. were not material for the three-month and nine-month periods ended March 31, 2000, compared to $909,444 and $6,663,419 for the same periods ended March 31, 1999, respectively. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $416,000 for the nine-month period ended March 31, 2000 and $39,000 and $834,000 for the three-month and nine-month periods ended March 31, 1999, respectively.

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

         Sales by Geographic Area

                                                                               (In Thousands)

                                                             Nine Months                           Three Months
                                                                Ended                                  Ended
                                                   ----------------------------             ----------------------------
                                                    3/31/00            3/31/99               3/31/00             3/31/99
                                                   --------            --------             --------            --------
                Revenues
                   United States                   $ 31,134            $ 27,769             $  9,888            $  9,144
                   Europe & Middle East                  --               6,663                   --                 909
                                                   --------            --------             --------            --------
                      Consolidated                 $ 31,134            $ 34,432             $  9,888            $ 10,053
                                                   ========            ========             ========            ========

                Operating Income/(Loss)
                   United States                   $  3,598            $   (989)            $  1,459            $    442
                   Europe & Middle East                  --              (2,007)                  --              (1,030)
                                                   --------            --------             --------            --------
                      Consolidated                 $  3,598            $ (2,996)            $  1,459            $   (588)
                                                   ========            ========             ========            ========

                Long-Lived Assets
                   United States                   $ 16,460            $ 19,225
                   Europe & Middle East                  --                  42
                                                   --------            --------
                      Consolidated                 $ 16,460            $ 19,267
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

         The weighted-average number of common shares outstanding for each period presented is as follows:


                                   Nine-Months          Nine-Months          Three-Months         Three-Months
                                      Ended                Ended                Ended                Ended
                                     3/31/00              3/31/99              3/31/00              3/31/99
                                   -----------          -----------          ------------         ------------
                Basic               8,428,796            8,350,805            8,449,888            8,372,128
                Dilutive            8,479,979            8,350,805            8,499,917            8,372,128




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

a)       MATERIAL CHANGES IN FINANCIAL CONDITION

         During the nine-month period ended March 31, 2000, the Company's principal sources of cash were borrowings under the revolving credit facility and collections on accounts receivable, which are applied directly toward the revolving credit facility balance. (See Note 2 to the Consolidated Financial Statements.) The principal uses of these funds were to make vendor and payroll payments, lease termination and contract novation payments, as well as investments in capital assets.

         The cash balance decreased since fiscal year end 1999 due to the new revolving credit facility arrangement where all cash receipts are applied directly to pay down the outstanding loan balance. (See Note 2 to the Consolidated Financial Statements.)

         Accounts Receivable Trade increased and Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts decreased since fiscal year end 1999 primarily due to significant billings on the Javelin and F-18 programs.

         Inventories decreased since fiscal year end 1999 primarily due to Work in Process inventory that was completed, as well as an increase in inventory reserve of $315,000 due to excess and obsolete inventory.

         Accounts Payable decreased since fiscal year end 1999 primarily due to a reduction in payment cycles supported by the revolving credit facility.

         Accrued expenses decreased since fiscal year end 1999 primarily as a result of reduced accruals for salary and vacation expenses and lease termination payments made associated with the wind down of the UK division. (See Note 5 to the Consolidated Financial Statements.)

         Current Portion of Long-Term Debt decreased since fiscal year end 1999 primarily due to significant cash receipts on the Javelin and F-18 E&F programs that were applied directly to pay down the outstanding loan balance.

         Other Long-Term Liabilities decreased since fiscal year end 1999 due to payments on UK contract novations and lease terminations associated with the wind down of the UK operations.

         During the remainder of fiscal year 2000, the Company anticipates spending approximately $300,000 for new machinery and equipment and to continue to refurbish the Orlando facility.

         Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that with the funds available under its new revolving credit facility and its projected cash flows, the Company will have sufficient resources to meet planned operating commitments for the foreseeable future.

b)       MATERIAL CHANGES IN RESULTS OF OPERATIONS.

         Domestic sales volume increased by $0.7 million and $3.4 million for the three-month and nine-month periods ended March 31, 2000, respectively. UK sales volume decreased by $0.9 million and $6.7 million as a result of the UK operation wind-down. Net sales decreased $0.2 million and $3.3 million for the three-month and nine-month periods ended March 31, 2000, respectively, compared to the same periods ended March 31, 1999.

         Overall gross profit as a percentage of net sales increased to 40 percent and 34 percent for the three-month and nine-month periods ended March 31, 2000, respectively, as compared to 33 percent and 27 percent for the same periods ended March 31, 1999. This increase is primarily a result of improved levels of gross margin on programs including Javelin, Close Combat Tactical Trainer and UK Combined Arms Tactical Trainer, partially off-set by increased costs on the Engagement Skills Trainer and UK Airtours programs. Also, gross margin on the F-18 program improved as a result of favorable contract modifications. In addition, the Company's cost reduction initiatives during fiscal year 1999 and the first nine months of fiscal year 2000 have reduced overhead costs, thus improving gross margins.

         Selling, general and administrative expense decreased 7 and 20 percent during the three-month and nine-month periods ended March 31, 2000, respectively, as compared to the same periods ended March 31, 1999. This decrease is primarily a result of cost reduction initiatives during fiscal year 1999, particularly in the areas of executive salaries, legal fees and outside marketing representatives.

         Independent Research and Development expense decreased 59 percent during the nine-month period ended March 31, 2000 as compared to the same period ended March 31, 1999 due to the timing of planned developments in fiscal year 2000 and a reduction in planned expenditures. The Company anticipates spending approximately $300,000 on IR&D during the remainder of fiscal year 2000.

         Non-Recurring Expenses decreased 100 percent during the three-month and nine-month periods ended March 31, 2000 as compared to the same periods ended March 31, 1999. This decrease is primarily a result of the wind down of the UK operations and the relocation of the corporate headquarters, both of which were completed in fiscal year 1999. No additional charges are anticipated in fiscal year 2000. (See Note 5 to the Consolidated Financial Statements.)

         Interest Expense decreased 39 percent and 29 percent during the three-month and nine-month periods ended March 31, 2000, respectively, as compared to the same periods ended March 31, 1999. This decrease is primarily due to lower outstanding balances on the credit facility in fiscal year 2000 as compared to fiscal year 1999.

         Interest Income decreased 97 percent and 89 percent during the three-month and nine-month periods ending March 31, 2000, respectively, as compared to the same periods ended March 31, 1999. This decrease is primarily the result of the decrease in the cash balances due to the terms of the revolving credit facility agreement. (See Note 2 to the Consolidated Financial Statements.)

         Other-Net increased during the three-month period and decreased during the nine-month period ended March 31, 2000 as compared to the same periods ended March 31, 1999. These changes are primarily a result of translation losses on foreign exchange transactions.

         The Company did not record a tax provision during the first three-quarters of fiscal year 2000 as Net Operating Loss Carryforwards will be utilized for current income. The Company has approximately $12.3 million of cumulative Federal net operating loss carryforwards, which expire in the years 2013 and 2018. This amount is prior to utilization against current income.

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

         The "Year 2000" problem relates to computer systems that have time and date-sensitive programs that were designed to read years beginning with "19," but may not properly recognize the year "2000." If a computer system or software application used by the Company or a third party dealing with the Company fails because of the inability of the system or application to properly read the year "2000," the results could conceivably have a material adverse effect on the Company.

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

         The Company believes the cost of Year 2000 compliance for its information and productions systems has not been material to its consolidated results of operations and financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II. OTHER INFORMATION
                             ECC INTERNATIONAL CORP.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  Exhibit 27.1 - Financial Data Schedule for the nine-month period ended March 31, 2000.

         b.       Reports on Form 8-K

                  Not applicable

                                   SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 ECC INTERNATIONAL CORP.




Date May 15, 2000                                /s/ Melissa Van Valkenburgh
                                                 ----------------------------
                                                 Melissa Van Valkenburgh
                                                 Chief Financial Officer