Form 10-K
period 2000-06-30
ECC INTERNATIONAL CORP
filed 2000-09-28
CIK 31660

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  JUNE 30, 2000
                          -----------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------     ------------------------

Commission file number                      001-8988
                          -----------------------------------------------------

                             ECC INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                23-1714658
---------------------------------     ---------------------------------------
   (State of other jurisdiction                 (I.R.S. Employer
of incorporation or organization)     (I.R.S. Employer Identification Number)

2001 WEST OAK RIDGE ROAD, ORLANDO, FLORIDA                 32809-3803
------------------------------------------           ---------------------------
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (407) 859-7410
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
COMMON STOCK, $.10 PAR VALUE                  NEW YORK STOCK EXCHANGE
------------------------------       -------------------------------------------

 RIGHTS TO PURCHASE SERIES B JUNIOR PARTICIPATING
         PREFERRED STOCK, $.10 PAR VALUE               NEW YORK STOCK EXCHANGE
--------------------------------------------------  ----------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 15, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $19,583,211. (This figure was computed on the basis of the closing price for the Registrant's Common Stock on September 15, 2000 using the number of shares held by stockholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding Common Stock. The characterization of such officers, directors and 10% stockholders as affiliates is for purposes of the computation only and should not be construed as an admission for any purpose whatsoever that any of such persons are, in fact, affiliates of the Registrant.)

As of September 15, 2000, there were 8,138,967 shares of the Registrant's Common Stock, $0.10 par value per share, issued and outstanding.

Information with respect to directors in Item 10 and the information required by Items 11-13 is incorporated by reference to the definitive proxy statement of the Registrant to be filed with the Commission in connection with its Annual Meeting of Stockholders scheduled for November 8, 2000.

The Exhibit Index is located on pages 42 through 47.

PART I

ITEM 1        BUSINESS

(A)      GENERAL DEVELOPMENT OF BUSINESS

     (1) ECC International Corp, a Delaware corporation organized in 1969 (the "Company"), designs, manufactures and markets computer-controlled simulators used primarily for training personnel to perform maintenance and operator procedures on military weapons systems. The Company's simulators measure performance as a trainee operates the equipment, conducts equipment tests, diagnoses programmed malfunctions and takes corrective actions. The Company's equipment is used by all four branches of the U.S. Department of Defense as well as numerous foreign governments for familiarization, operator training and maintenance training for aircraft, missiles, submarines, surface ships, tanks, combat vehicles and radar systems. The Company's systems also have application in industrial and vocational training programs, such as control room simulators for power plants and law enforcement training.

                  The Company also offers training and educational products to purchasers of its simulators and to others. These products consist of the development of training programs and curricula, development of multi media programs and computer-based training, preparation of training handbooks and instruction on the use of the Company's simulators.

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

                  During fiscal year 1999, the Company completed the wind-down of its UK subsidiary, ECC Simulation Limited (the "UK operation"). (See Note 14 to the Consolidated Financial Statements.)

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

     (2)          Not applicable

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         With the sale of the vending operation, the Company operates in one segment-training. This segment includes the design and manufacture of training simulators and the development of training programs and curricula. (See Note 11 to the Consolidated Financial Statements.)

(C)      NARRATIVE DESCRIPTION OF BUSINESS

     (1)    (i)   Principal Products, Services and Revenue Sources

                  See the information set forth above in Item 1(a) and (b) and following in Item (c)(1)(iv)

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

           (iv)   Patents, Trademarks, Licenses, Franchises and Concessions

                  Not applicable

            (v)   Seasonality of Business

                  The Company's business is not seasonal in nature.

           (vi)   Working Capital Practices

                  The Company's working capital practices are similar to other government contractors.

          (vii)   Dependence on Customer

                  The Company's training business is government-related and channeled to the Company principally through the Department of Defense. For the fiscal year ended June 30, 2000, 11% of sales were made directly to the U.S. Department of Defense, while an additional 89% of sales were made to various other contractors for ultimate use by the U.S. Department of Defense. Within the U.S. Department of Defense, there are various agencies that are "customers" of the Company, with the largest being the U.S. Navy. (See Note 11 to the Consolidated Financial Statements.)

         (viii)   Backlog

                  At June 30, 2000, the Company's backlog (which represents that portion of outstanding contracts not yet included in revenue) was approximately $86 million of which $64 million represented contract options. At June 30, 1999, the Company's backlog was $115 million of which $84 million represented contract options. It is anticipated that over 96% of the backlog, exclusive of contract options, at June 30, 2000 will be delivered during fiscal year ending June 30, 2001.

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

            (x)   Competitive Conditions

                  The Company is in competition with a large number of firms. Many of the Company's competitors are substantially larger and have greater financial resources. Competition is based upon both price and performance considerations. Positive factors pertaining to the Company's competitive position are that the Company has a large base of installed systems and substantially more experience than its competitors in the computer-controlled maintenance simulation field. The Company believes that this defense segment continues to have growth potential and expects to see new competitors in this market.

           (xi)   Independent Research and Development (IR&D)

                  During the fiscal years ended June 30, 2000, 1999, and 1998, approximately $376,000, $803,000 and $2,758,000, respectively, was spent on Company-sponsored research activities, including manufacturing, engineering and software development relating to the development of new products and product enhancements. During fiscal year 2000, the Company had no customer-sponsored research activities. There was one customer-sponsored research activity related to engagement skill trainers during fiscal year 1999. During the fiscal year ended June 30, 2000, the

                  Company employed the equivalent of two full-time professional employees whose prime responsibility is in research and development activities. In addition to this full-time research and development staff, from time to time the Company utilizes the specialized skills of many of its other employees and contract personnel on a limited engagement basis.

          (xii)   Environment

                  The Company has nothing to report under this caption.

         (xiii)   Number of Persons Employed

                  As of June 30, 2000, the Company employed approximately 308 persons.

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

ITEM 3   LEGAL PROCEEDINGS

Currently, the Company is not a party to any material pending legal proceedings. The Company was a party to legal proceedings which were settled and accounted for prior to fiscal year 2000 and which are disclosed in Note 2 to the Consolidated Financial Statements.

ITEM 4   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no vote of security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES OF THE REGISTRANT

Each of the following officers and key management employees of the Company has been elected by the Board of Directors and serves at the discretion of the Board.


NAME                                  AGE            POSITION WITH THE REGISTRANT                  OFFICER SINCE
----                                  ---            ----------------------------                  -------------
Dr. James C.  Garrett                 55             President, Chief Executive                           1998
                                                     Officer and Director

Glenn C. Andrew                       52             Executive Vice President,                            1998
                                                     Chief Operating Officer

Melissa A. Van Valkenburgh            46             Vice President, Finance                              1999
                                                     Chief Financial Officer

Dr. Charles B. Engle, Jr.             50             Vice President, Engineering                          1999
                                                     Chief Technical Officer

Stephen R. Stankiewicz                51             Vice President, Business Development                 2000


Dr. Garrett assumed his position in June 1998; Mr. Andrew assumed his position in October 1998; Ms. Van Valkenburgh assumed her position in March 1999; Dr. Engle assumed his position in August 1999 and Mr. Stankiewicz assumed his position in May 2000.

DR. GARRETT has had an extensive career in the defense and aerospace industries spanning over 29 years. Prior to joining ECC, he served as Vice President and General Manager of the Raytheon E-Systems Communications Division, a position to which he was named in 1991, with responsibility for a broad range of projects. During the course of a 20 year career with Rockwell International
Corporation, Dr. Garrett served as Vice President of the Command and Control Systems, Satellite and Secure Systems, Tactical Products and Engineering Divisions.

MR. ANDREW was with Rockwell International for 25 years, most recently as Vice President and General Manager of the Communications Systems Division in Dallas, Texas. In 1996, he was charged with putting a recovery plan in place for Rockwell's combat systems for Australia. Mr. Andrew also served as director of Rockwell's satellite communications business area and held various engineering positions, including Director of Engineering.

MS. VAN VALKENBURGH is a Certified Public Accountant who most recently was Controller of Applied Materials Incorporated at their Austin, Texas site. She previously served for 17 years at Rockwell International where she was Controller of several of its Defense Electronic Divisions. Prior to that, she worked in public accounting with Deloitte & Touche for 5 years.

DR. ENGLE most recently worked as a software consultant to various commercial and government customers. He was also Vice President, North America, for Q-Labs Inc., an operation of LM Ericsson. Prior to that, he served as technical director of the Defense Information System Agency's Center for Computer Systems Engineering. He is a retired Army Officer and aviator as well as a graduate of Brooklyn Polytechnic University, where he received his Ph.D. in computer science.

MR. STANKIEWICZ most recently served as Director of Marketing for AAI Corporation. He previously served as Director of Government Programs at Evans & Sutherland Computer Corporation. He also served as a naval flight officer in the U.S. Navy Reserve.

PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

(a)      MARKET INFORMATION

The Common Stock of the Company is listed on the New York Stock Exchange (symbol
ECC). The price range of the Common Stock during the last two fiscal years was as follows:

QUARTER ENDED                           HIGH                  LOW
-------------                           ----                  ---

June 30, 2000                         $ 3.75                $ 3.00
March 31, 2000                          4.00                  3.06
December 31, 1999                       3.81                  3.06
September 30, 1999                      4.19                  3.06
June 30, 1999                           3.94                  2.63
March 31, 1999                          2.94                  2.13
December 31, 1998                       3.00                  1.63
September 30, 1998                      3.38                  1.56

Common Stock prices shown above are the last daily sales prices on the New York Stock Exchange.

(b)      HOLDERS

As of September 15, 2000, the Company had approximately 916 stockholders of record of its Common Stock based on the transfer agent's listings. The Company believes its shares are beneficially held by several thousand additional stockholders based on broker dealer demand for proxy materials in 1999.

(c)      DIVIDENDS

No cash dividends have been declared on the Company's common stock during the last five years. Under the Company's Credit Facility, the Company is not permitted to pay cash dividends. (See Note 7 to the Consolidated Financial Statements.)

ITEM 6     SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Data)

OPERATING DATA:                                                       YEARS ENDED JUNE 30
                                            -------------------------------------------------------------------
CONTINUING OPERATIONS:                      2000           1999            1998            1997            1996
                                            ----           ----            ----            ----            ----
Net Sales                              $  40,876      $  48,676       $  52,618       $  72,550       $ 101,713
Operating Income/(Loss)                $   3,985      $  (3,874)      $ (13,775)      $  (3,510)      $   7,929
Net Income/(Loss)                      $   3,389      $  (3,546)      $ (12,409)      $  (4,584)      $   4,232

DISCONTINUED OPERATIONS:
Net Sales                              $      --      $      --       $      --       $  10,540       $  15,443
Operating Income/(Loss)                $      --      $      --       $      --       $  (5,830)      $  (1,922)
Net Income/(Loss)                      $      --      $      --       $    (407)      $  (3,951)      $  (1,354)

PER SHARE DATA BASIC:
Weighted Average Number of
   Common Shares Outstanding               8,436          8,346           8,174           7,916           7,732
Earnings/(Loss) Per Common Share
   Continuing Operations               $    0.40      $   (0.42)      $   (1.52)      $   (0.58)      $    0.55
Earnings/(Loss) Per Common Share
   Discontinued Operations                    --             --           (0.05)          (0.50)          (0.18)
                                       ---------      ---------       ---------       ---------       ---------
Earnings/(Loss) Per Common Share       $    0.40      $   (0.42)      $   (1.57)      $   (1.08)      $    0.37
                                       =========      =========       =========       =========       =========
Cash Dividends                         $      --      $      --       $      --       $      --       $      --
                                       =========      =========       =========       =========       =========

PER SHARE DATA-ASSUMING DILUTION:
Weighted Average Number of
   Common Shares Outstanding               8,485          8,346           8,174           7,916           7,950
Earnings/(Loss) Per Common Share
   Continuing Operations               $    0.40      $   (0.42)      $   (1.52)      $   (0.58)      $    0.53
Earnings/(Loss) Per Common
   Share Discontinued Operations              --             --           (0.05)          (0.50)          (0.17)
                                       ---------      ---------       ---------       ---------       ---------
Earnings/(Loss) Per Common Share       $    0.40      $   (0.42)      $   (1.57)      $   (1.08)      $    0.36
                                       =========      =========       =========       =========       =========


OPERATING DATA:                                                       AS OF JUNE 30
                                            -------------------------------------------------------------------
CONTINUING OPERATIONS:                      2000           1999            1998            1997            1996
                                            ----           ----            ----            ----            ----
Total Assets                           $  39,235      $  48,713       $  64,358       $  82,034       $  95,397
Working Capital                        $  17,921      $  13,063       $  11,385       $  35,357       $  44,236
Long-Term Debt                         $      --      $      --       $      --       $  16,640       $  18,706
Stockholders' Equity                   $  33,689      $  30,087       $  33,437       $  45,546       $  52,875



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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

(A) (1) AND (2) LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2000, the Company's principal sources of cash were collections on accounts receivable. The principal uses of these funds were to paydown the revolving Credit Facility, make investments in capital assets, make lease termination and contract novation payments, and to make vendor and payroll payments. In the prior fiscal year, the Company's principal sources of cash were receipts on accounts receivable, federal tax refunds, proceeds from the sale of real estate, cash surrender of life insurance policies for terminated employees and refunds on deposits. The principal uses of funds in fiscal year 1999 were to paydown the Credit Facility, make vendor, severance and lease termination payments and fund improvements to the Orlando facility.

Accounts receivable increased primarily due to several new contracts and follow-on work to existing contracts including the Closed Combat Tactical Trainer (CCTT), F-18, UK CATT and the Raytheon/Lockheed Martin Javelin Joint Venture (Javelin), as well as increased deliveries due to the completion of several on-going contracts. In the prior fiscal year, accounts receivable decreased primarily due to the receipt of payments on the Company's domestic training contracts including CCTT, Javelin, F-18, C-17 and Saudi Vigs programs.

Costs and estimated earnings in excess of billings on uncompleted contracts decreased primarily due to the completion of several contracts including the CCTT and the Javelin, as well as new contract awards in June of fiscal year 2000. During the prior fiscal year, costs and estimated earnings in excess of billings on uncompleted contracts increased primarily due to progress on domestic operation programs partially offset by the wind-down of the UK operation. (See Note 14 to the Consolidated Financial Statements.)

Raw material inventory decreased due to the increase in inventory reserves for aged inventory.

Accounts payable decreased primarily due to improved payment cycles supported by the Credit Facility and collections on accounts receivable. Accounts payable decreased in the prior fiscal year, primarily due to the UK operation's novation of a contract to Lockheed Martin ASIC (Lockheed), as well as improved accounts payable aging in the domestic operation. (See below and Note 5 to the Consolidated Financial Statements.)

During fiscal year 2000, there were no advances on long-term contracts. During the prior fiscal year, advances on long-term contracts decreased primarily due to the UK operation's novation of a contract to Lockheed and the wind-down of its operations. (See below and Note 5 to the Consolidated Financial Statements.)

On December 10, 1998, the UK operation entered into a Novation Agreement with Lockheed. Under the agreement, the UK operation assigned all rights and obligations under a certain contract to Lockheed. The terms of the novation permit the UK operation to extend payments, already owing to Lockheed, to monthly installments through December 2000. At June 30, 2000, the total outstanding due to Lockheed was approximately $1.2 million, which is included in Accrued Expenses and Other.

On June 24, 1999 the Company entered into a new revolving credit facility ("Credit Facility") with Mellon Bank, N. A. totaling $12.5 million and expiring on June 24, 2003. Proceeds from the Credit Facility were used to pay the outstanding balance under the Company's loan facility with its previous primary lender. There was no outstanding balance under the Credit Facility at June 30, 2000. (See Note 7 to the Consolidated Financial Statements.) Available borrowings, which are based on a formula of receivables and property as defined in the Credit Facility, were $7.4 million at June 30, 2000.

The increase in capital in excess of par at June 30, 2000 and June 30, 1999 was primarily the result of the sale of stock under employee stock purchase plans and the issuance of shares under the Director's Equity Plan.

The Company anticipates spending approximately $1.0 million for new machinery and equipment and to continue to refurbish the Orlando facility during fiscal year 2001.

During fiscal year 1999, the Company implemented various cost reduction initiatives and changes in management including the relocation of the corporate headquarters and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. In addition, as a result of recurring net losses in the UK operation ($2.7 million and $7.9 million in fiscal years 1999 and 1998, respectively), the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the UK operation. The wind-down was completed in May 1999. These initiatives resulted in a non-recurring charge of approximately $3.5 million during fiscal year 1999. (See Note 14 to the Consolidated Financial Statements.)

In addition, during fiscal year 1999, the Company made payments totaling approximately $4.3 million on its former Credit Facility and as discussed above, refinanced the outstanding balance of $6.8 million on June 24, 1999 with a new lender. (See Note 7 to the Consolidated Financial Statements.)

Management's plans to improve future profitability include: (1) a continuation of both direct and indirect cost reduction initiatives and improvement of operating performance, (2) an aggressive focus on obtaining follow-on awards to existing business, and (3) the implementation of strategies to procure new business and penetrate new markets.

Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with the funds available under its new Credit Facility and its projected cash flow, the Company will have sufficient resources to meet planned operating commitments for the foreseeable future.

In keeping in line with current corporate governance practices and the goal to increase shareholder value, on August 9, 2000 the Board of Directors terminated the Rights Agreement dated as of August 27, 1996 between the Company and Mellon Bank, N.A., as amended (the "Rights Agreement") and to redeem all outstanding rights ("the Rights"). Pursuant to the terms of the Rights Agreement, on September 1, 2000 all stockholders of record at the close of business on August 9, 2000 received $0.01 for each Right held. The Board also approved a stock repurchase plan to invest up to $3,000,000 for the repurchase of the Company's common stock. Approval to execute this plan was obtained from Mellon Bank, N.A. under the Company's Credit Facility.

(3)  RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

Net Sales decreased 16% for fiscal year 2000 as compared to fiscal year 1999. The decrease is primarily due to reduced activity in the UK resulting from the wind-down of operations in fiscal year 1999. (See Notes 11 and 14 to the Consolidated Financial Statements.)

Gross margin as a percentage of net sales increased to 33% in fiscal year 2000 as compared to 25% in fiscal year 1999. The increase is primarily the result of increased gross margin levels in several contracts including Javelin, F-18 and UK CATT. In addition, the Company's cost reduction initiatives during fiscal year 2000 reduced overhead costs, thus improving gross margins.

Selling, general and administration expense decreased 22% in fiscal year 2000 as compared to fiscal year 1999. The decrease is primarily the result of continued cost containment initiatives during fiscal year 2000 as well as the completion of the UK operations wind-down during fiscal year 1999. (See Note 14 to the Consolidated Financial Statements.) Additionally, the Company's legal and bad debt expenses were significantly lower in fiscal year 2000 due to the settlement of the Company's Economic Price Adjustment claim in the fourth quarter of fiscal year 1999. (See Note 2 to the Consolidated Financial Statements.)

Independent Research and Development (IR&D) expense decreased by 53% in fiscal year 2000 as compared to fiscal year 1999. This decrease was primarily a result of more focused initiatives and cost containment efforts.

Non-Recurring expenses decreased to zero as compared to fiscal year 1999 as a result of recognizing approximately $3.5 million in expenses during fiscal year 1999 relating to the UK operation wind-down and relocation of the Company headquarters. (See Note 14 to the Consolidated Financial Statements.)

Interest expense decreased 31% as compared to fiscal year 1999 as a result of improved cash flows from operations. During the fourth quarter of fiscal year 2000, the Company was able to pay off the outstanding balance under the Company's Credit Facility.

1999 COMPARED WITH 1998

Net Sales decreased 7% for fiscal year 1999 as compared to fiscal year 1998. The decrease is primarily the result of reduced activity in the UK operation related to its wind-down. (See Note 11 and 14 to the Consolidated Financial Statements.) Partially offsetting the decrease was progress on existing domestic operation programs including Javelin, CCTT LRIP, F-18 E/F, Engagement Skills Trainers
(EST), as well as several additions to other ongoing contracts.

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

As a result of recurring losses in the UK operation, the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the UK operation. The wind-down was completed in May 1999. In addition, on September 30, 1998, the Company relocated its corporate headquarters staff and Instructional Systems Development Group from Wayne, Pennsylvania to the Company's principal Systems Design and Production Center in Orlando, Florida. As a result of the wind-down of the UK operation and the relocation of the corporate headquarters, the Company recorded charges of approximately $3.5 million during fiscal year 1999. These charges primarily relate to employee termination benefits and lease termination costs. (See Note 14 to the Consolidated Financial Statements.)

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

DISCONTINUED OPERATIONS

On November 25, 1997, the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. Proceeds from the sale of the vending operation were used to reduce the Company's debt. (See Note 15 to the Consolidated Financial Statements.) Operating results have been segregated in the accompanying Consolidated Financial Statements of Operations.

During fiscal year 1998, the Company recorded an additional provision for the estimated loss on disposal of discontinued operations of $407,000, after tax. The change in the estimated loss resulted primarily from additional costs associated with the consummation of the sale of the fixed assets, inventory and trade receivables of the vending operation.

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

To date a substantial portion of the Company's revenues have been attributable to long-term contracts with various government agencies. As a result, any factor adversely affecting procurement of long-term government contracts could have a material adverse effect on the Company's financial condition and results of operations.

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

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a variable rate revolving credit facility and, as such, has exposure to interest rate fluctuations. Under current market conditions, the impact of an increase or decrease in the prevailing interest rates would not materially effect the Company's consolidated financial position or results of operations. As of June 30, 2000, there was no outstanding balance under the revolving credit facility.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                     PAGE(S)
                                                                                               -------
Report of Independent Certified Public Accountants                                               17

Consolidated Statements of Operations for the Years
Ended June 30, 2000, 1999 and 1998                                                               18

Consolidated Statements of Comprehensive Income/(Loss) for the Years                             19
Ended June 30, 2000, 1999 and 1998

Consolidated Balance Sheets as of June 30, 2000 and 1999                                         20

Consolidated Statements of Stockholders' Equity
for the Years Ended June 30, 2000, 1999 and 1998                                                 21-22

Consolidated Statements of Cash Flows for the Years
Ended June 30, 2000, 1999 and 1998                                                               23-24

Notes to Consolidated Financial Statements                                                       25-40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of ECC International Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income/(loss), stockholders' equity and cash flows present fairly, in all material respects, the financial position of ECC International Corp. and its Subsidiaries (the "Company") at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orlando, Florida
August 11, 2000

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2000, 1999 and 1998
(In Thousands, Except Per Share Data)

                                                                    2000           1999           1998
                                                                  --------       --------       --------
Net Sales                                                         $ 40,876       $ 48,676       $ 52,618

Cost of Sales                                                       27,386         36,549         48,915
                                                                  --------       --------       --------
Gross Profit                                                        13,490         12,127          3,703
                                                                  --------       --------       --------
Expense:
   Selling, General & Administrative                                 9,129         11,747         13,452
   Independent Research and Development                                376            803          2,758
   Non-Recurring Expenses                                               --          3,451             --
   Impairment of Fixed Assets                                           --             --          1,268
                                                                  --------       --------       --------
      Total Expense                                                  9,505         16,001         17,478
                                                                  --------       --------       --------
Operating Income/(Loss)                                              3,985         (3,874)       (13,775)
                                                                  --------       --------       --------
Other Income/(Expense):
   Interest Income                                                     151            312            274
   Interest Expense                                                   (727)        (1,052)        (1,129)
   Other-Net                                                           (20)            (3)            26
                                                                  --------       --------       --------
      Total Other Expense                                             (596)          (743)          (829)
                                                                  --------       --------       --------
Income/(Loss) from Continuing Operations
   Before Income Taxes                                               3,389         (4,617)       (14,604)
Benefit for Income Taxes                                                --         (1,071)        (2,195)
                                                                  --------       --------       --------
Income/(Loss) from Continuing Operations                             3,389         (3,546)       (12,409)
                                                                  --------       --------       --------

Discontinued Operations (Note 15):
   Loss on Disposal (net of income taxes of $162)                       --             --           (407)
                                                                  --------       --------       --------
Net Income/(Loss)                                                 $  3,389       $ (3,546)      $(12,816)
                                                                  ========       ========       ========

Income/(Loss) Per Common Share-Basic and Assuming Dilution:
   Income/(Loss) Per Common Share from Continuing Operations      $   0.40       $  (0.42)      $  (1.52)
   Income/(Loss) Per Common Share from
      Discontinued Operations                                           --             --          (0.05)
                                                                  --------       --------       --------
Net Income/(Loss) Per Common Share                                $   0.40       $  (0.42)      $  (1.57)
                                                                  ========       ========       ========


           See accompanying notes to consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
For the Years Ended June 30, 2000, 1999 and 1998
(In Thousands)

                                                               2000          1999           1998
                                                             --------      --------       --------
Net Income/(Loss)                                            $  3,389      $ (3,546)      $(12,816)

Other Comprehensive Expense:

   Foreign Currency Translation Adjustments, net of tax            --            --            (43)
                                                             --------      --------       --------
      Total Comprehensive Income/(Loss)                      $  3,389      $ (3,546)      $(12,859)
                                                             ========      ========       ========


           See accompanying notes to consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2000 and 1999
(In Thousands, Except Share and Per Share Data)

                                                                            2000           1999
                                                                          --------       --------
ASSETS
   Current:
      Cash                                                                $  2,406       $  1,485
      Accounts Receivable                                                    7,359          4,738
      Cost and Estimated Earnings in Excess of
         Billings on Uncompleted Contracts                                  10,455         18,494
      Inventories                                                            2,559          4,311
      Prepaid Expenses and Other                                               449            755
                                                                          --------       --------
         Total Current Assets                                               23,228         29,783
                                                                          --------       --------
   Property, Plant and Equipment, Net                                       15,476         18,273
   Other Assets                                                                531            657
                                                                          --------       --------
         Total Assets                                                     $ 39,235       $ 48,713
                                                                          ========       ========

LIABILITIES
   Current:
      Current Portion of Long-Term Debt                                   $     --       $  6,424
      Accounts Payable                                                       1,438          2,917
      Accrued Expenses and Other                                             3,869          7,379
                                                                          --------       --------
         Total Current Liabilities                                           5,307         16,720
                                                                          --------       --------
   Deferred Income Taxes                                                        80            507
   Other Long-Term Liabilities                                                 159          1,399
                                                                          --------       --------
         Total Liabilities                                                   5,546         18,626
                                                                          --------       --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred Stock, $0.10 par; 1,000,000 shares authorized;
      none issued and outstanding                                               --             --
   Common Stock, $0.10 par; 20,000,000 shares authorized; issued and
      outstanding 8,481,067 and 8,412,165                                      848            841
   Note Receivable from Stockholder                                           (146)          (146)
   Capital in Excess of Par                                                 25,211         25,005
   Retained Earnings                                                         7,776          4,387
                                                                          --------       --------
         Total Stockholders' Equity                                         33,689         30,087
                                                                          --------       --------
         Total Liabilities and Stockholders' Equity                       $ 39,235       $ 48,713
                                                                          ========       ========



           See accompanying notes to consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2000, 1999 and 1998
(In Thousands, Except Share Data)

                                                                           ACCUMULATED         NOTE
                                                 CAPITAL                       OTHER        RECEIVABLE        TOTAL
                                    COMMON      IN EXCESS      RETAINED   COMPREHENSIVE        FROM       STOCKHOLDERS'
                                     STOCK       OF PAR        EARNINGS   INCOME/(LOSS)    STOCKHOLDERS      EQUITY
                                    ------      ---------      --------   -------------    ------------   -------------

Balance as of June 30, 1997       $    805      $ 23,935      $ 20,749       $     57       $     --       $ 45,546
Net Loss                                --            --       (12,816)            --             --        (12,816)
Stock Issued:
   Employee Stock Purchase
      Plan-79,244 Shares                 8           198            --             --             --            206
   Exercise of Options-
      7,340 Shares                       1            15            --             --             --             16
   Isuance of Common Stock-
      184,770 Shares                    18           653            --             --           (146)           525
Income Tax Reduction
   Relating to Stock Options            --             3            --             --             --              3
Translation Adjustment                  --            --            --            (43)            --            (43)
                                  --------      --------      --------       --------       --------       --------
Balance as of June 30, 1998            832        24,804         7,933             14           (146)        33,437
                                  --------      --------      --------       --------       --------       --------
Net Loss                                --            --        (3,546)            --             --         (3,546)
Stock Issued:
   Employee Stock Purchase
      Plan-59,349 Shares                 6           115            --             --             --            121
   Exercise of Options-
      2,000 Shares                      --             4            --             --             --              4
Issuance of Common Stock-
      32,558 Shares                      3            82            --             --             --             85
Translation Adjustment                  --            --            --            (14)            --            (14)
                                  --------      --------      --------       --------       --------       --------
Balance as of June 30, 1999       $    841      $ 25,005      $  4,387       $     --       $   (146)      $ 30,087
                                  --------      --------      --------       --------       --------       --------


                                                                    Continued...

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2000, 1999 and 1998
(In Thousands, Except Share Data)


                                                                           ACCUMULATED          NOTE
                                                   CAPITAL                    OTHER          RECEIVABLE        TOTAL
                                    COMMON        IN EXCESS   RETAINED    COMPREHENSIVE         FROM        STOCKHOLDERS'
                                     STOCK         OF PAR     EARNINGS    INCOME/(LOSS)     STOCKHOLDERS       EQUITY
                                    -------       ---------   --------    -------------     ------------   -------------

Net Income                          $    --        $    --     $ 3,389        $--             $    --         $ 3,389
Stock Issued:
   Employee Stock Purchase
      Plan-38,291 Shares                  4            112          --         --                  --             116
   Exercise of Options-
      3,400 Shares                       --              7          --         --                  --               7
   Issuance of Common Stock-
      27,211 Shares                       3             87          --         --                  --              90
                                    -------        -------     -------        ---             -------         -------
Balance as of June 30, 2000         $   848        $25,211     $ 7,776        $--             $  (146)        $33,689
                                    =======        =======     =======        ===             =======         =======



Common Shares issued and outstanding at June 30, 1997 and 1998 were 8,046,707 and 8,318,258 shares, respectively.

           See accompanying notes to consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2000, 1999 and 1998
(In Thousands)

                                                                     2000           1999           1998
                                                                   --------       --------       --------
Cash Flows From Operating Activities:
Net Income/(Loss)                                                  $  3,389       $ (3,546)      $(12,816)
Adjustments to Reconcile Net Income to Net Cash
    Provided by/(Used For) Operating Activities:
      Depreciation                                                    3,919          4,296          2,923
      Amortization                                                      421             --             --
      Loss/(Gain) on Sale of Assets                                      25           (209)            --
      Impairment of Fixed Assets                                         --             --          1,268
      Deferred Income Taxes                                              --         (1,467)         2,171
      Provision for Discontinued Operations                              --             --            569

Changes in Certain Assets and Liabilities:
      Accounts Receivable                                            (2,621)         3,359         (1,537)
      Cost and Estimated Earnings in Excess of
         Billings on Uncompleted Contracts                            8,039         (2,103)         9,106
      Inventories                                                     1,752            891          1,077
      Prepaid Expenses and Other                                       (329)         4,821         (1,926)
      Accounts Payable                                               (1,479)          (200)         1,417
      Advances on Long-Term Contracts                                    --         (3,277)           132
      Accrued Expenses and Other                                     (4,914)        (1,266)           179
                                                                   --------       --------       --------
Net Cash Provided By Operating Activities                             8,202          1,299          2,563
                                                                   --------       --------       --------

Cash Flows From Investing Activities:
      Proceeds from Sale of Discontinued Operation                       --             --          7,881
      Proceeds From Sale of Assets                                       18            595             --
      Additions to Property, Plant and Equipment                       (911)        (1,961)        (2,323)
      Other, Primarily Cash Surrender Value of Life Insurance            --          1,305            342
                                                                   --------       --------       --------
Net Cash (Used In)/Provided By Investing Activities                $   (893)      $    (61)      $  5,900
                                                                   --------       --------       --------


                                                                    Continued...

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2000, 1999 and 1998
(In Thousands)


                                                               2000          1999          1998
                                                             -------       -------       -------
Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock and
      Options Exercised                                      $   123       $   125       $   237
   Debt Issue Costs for Revolving Credit Facility                (87)           --            --
   Repayments Under Term Loan                                     --            --        (2,250)
   Net Repayments Under Revolving Credit Facility             (6,424)       (4,708)       (5,508)
                                                             -------       -------       -------
Net Cash Used In Financing Activities                         (6,388)       (4,583)       (7,521)
                                                             -------       -------       -------
Net Increase/(Decrease) in Cash                                  921        (3,345)          942

Cash at Beginning of the Year                                  1,485         4,830         3,888
                                                             -------       -------       -------
Cash at End of the Year                                      $ 2,406       $ 1,485       $ 4,830
                                                             =======       =======       =======
Supplemental Disclosures of Cash Flow Information:

Cash Paid During the Year for:
   Interest                                                  $   720       $ 1,086       $ 1,105

Supplemental Schedule of Non Cash Financing Activities:

   Issuance of Employee Stock Incentives                     $    --       $    --       $   421
   Issuance of Director Equity Compensation                  $    90       $    85       $    92
   Purchase of Fixed Assets Through Capital Leases           $   254       $    --       $    --
   Note Receivable from Stockholder in Connection
      with Issuance of Common Stock                          $    --       $    --       $   146
   Extended Payment Terms in Connection with
      Novation Agreement                                     $    --       $ 4,552       $    --


           See accompanying notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1     SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of ECC International Corp. and its wholly owned subsidiaries (collectively, the "Company"). Intercompany transactions have been eliminated in consolidation.

As a result of the Company's sale of its vending operation during fiscal year 1998, the vending operation is reflected as a discontinued operation in the accompanying Consolidated Statements of Operations (See Note 15 to the Consolidated Financial Statements.)

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

Costs and estimated earnings in excess of billings on uncompleted contracts consists principally of contract revenue for which billings have not been presented, as such amounts were not billable at the balance sheet date. Substantially all of these amounts will be billed in the following fiscal year.

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

In fiscal year 1998, a charge of $1.3 million was recorded in the UK operation for the impairment of plant and equipment.

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

STOCK-BASED COMPENSATION

The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known. Pro-forma information relating to the fair value of stock-based compensation is presented in Note 10 to the Consolidated Financial Statements.

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

The Company's dilutive potential common shares consist of stock options. In calculating diluted earnings per share, approximately 49,000 dilutive potential common shares were included in fiscal year 2000. The number of shares used in computing earnings per share is as follows:

                                         YEARS ENDED JUNE 30
                      ----------------------------------------------------
                         2000               1999                    1998
                      ---------           ---------             ----------
Basic                 8,436,000           8,346,000             8,174,000
Dilutive              8,485,000           8,346,000             8,174,000


PRESENTATION

Certain amounts in fiscal year 1999 have been reclassified to conform to the fiscal year 2000 Financial Statement presentation.

NOTE 2            ACCOUNTS RECEIVABLE

                                            (In Thousands)
                                           2000        1999
                                          ------      ------
Contract Receivables, Billed Amounts      $7,077      $4,587
Other                                        282         151
                                          ------      ------
   Total                                  $7,359      $4,738
                                          ======      ======


Contract receivables include amounts under long-term contracts and subcontracts principally with the U.S. Government or its contractors.

During fiscal year 1996, the Company submitted a claim for contract adjustment under the Economic Price Adjustment ("EPA") provisions of a major contract seeking approximately $950,000. The value of the claim was included as a component of contract value for purposes of revenue recognition and accordingly was included in costs and estimated earnings in excess of billings on completed contracts at June 30, 1998. During the fourth quarter of fiscal year 1999, a settlement was agreed to on all claims in the form of a $15,000 sum payable to the Company. This settlement resulted in a $935,000 charge to earnings during the fourth quarter of fiscal year 1999.

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

NOTE 3    INVENTORIES

                       (In Thousands)
                      2000        1999
                     ------      ------
Work in Process      $   89      $  477
Raw Materials         2,470       3,834
                     ------      ------
   Total             $2,559      $4,311
                     ======      ======


Work in Process Inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market.

NOTE 4    PROPERTY, PLANT AND EQUIPMENT

                                            (In Thousands)
                                        2000           1999
                                      --------       --------
Land                                  $  2,216       $  2,216
Buildings                               20,883         20,659
Machinery and Equipment                 20,106         25,089
Demonstration and Test Equipment         8,914          8,912
                                      --------       --------
   Total                                52,119         56,876
Less Accumulated Depreciation          (36,643)       (38,603)
                                      --------       --------
   Total                              $ 15,476       $ 18,273
                                      ========       ========


Repairs and maintenance expense for the fiscal years ended June 30, 2000, 1999 and 1998 were $1,092,723, $582,000 and $844,000, respectively.

NOTE 5    ACCRUED EXPENSES AND OTHER

                                 (In Thousands)
                                2000        1999
                               ------      ------

Compensation                   $  321      $1,069
Vacation                          844         898
Incentive Plans                   561          --
Contract Loss Provisions          162       1,491
Lockheed Novation Payable       1,199       1,733
Other                             782       2,188
                               ------      ------
   Total                       $3,869      $7,379
                               ======      ======


On December 10, 1998, the UK operation entered into a Novation Agreement with Lockheed Martin ASIC (Lockheed). Under the agreement, the UK operation assigned all rights and obligations under a certain contract to Lockheed. The terms of the novation permit the UK operation to extend payments, already owing to Lockheed, to monthly installments through December 2000. The total outstanding due to Lockheed is approximately $1.2 million and $2.9 million as of June 30, 2000 and 1999, respectively.

NOTE 6    EMPLOYEE BENEFIT PLANS

The Company has a savings and investment plan, as well as a 401K plan (established in fiscal year 1999), which cover all employees. Employer contributions are based on a percentage of employee contributions and certain other restrictions as defined in the plan documents. In addition, the Company may also make discretionary contributions at the end of the plan year. Employer contributions of approximately $420,000, $421,000 and $517,000 were expensed in the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

Prior to fiscal year 2000, the Company had a profit sharing plan, which covered all employees who worked in excess of 1,000 hours per year. Minimum contributions were based on income before income taxes, subject to limitations based on employee compensation and certain other restrictions defined in the plan document. Contributions of approximately $161,000 and $424,000 were expensed in the fiscal years ended June 30, 1999 and 1998, respectively.

NOTE 7    DEBT

On June 24, 1999, the Company entered into a revolving credit facility ("Credit Facility") with Mellon Bank N.A, totaling $12.5 million and expiring on June 24, 2003. Proceeds from the Credit Facility were used to pay the outstanding balance ($6.8 million at June 24, 1999) under the Company's loan facility with its previous primary lender. Available borrowings, which are based on a formula of receivables and property, as defined in the Credit Facility, were approximately $7.4 million at June 30, 2000. There was no outstanding balance under the Credit Facility as of June 30, 2000.

Interest is payable monthly, in arrears, at a rate defined in the credit facility (11.5% at June 30, 2000.) The Company is required to pay certain fees on a quarterly basis as calculated by the bank. The unused line fee is equal to
 .50% per annum of the average daily unused balance. The agreement includes a letter of credit fee equal to .75% per annum and a standby letter of credit fee equal to 1.5% per annum. There were no outstanding letters of credit at June 30, 2000.

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

NOTE 8    INCOME TAXES

The domestic and foreign components of income/(loss) before income taxes are presented below for the years ended June 30 (in thousands):

                                 2000          1999           1998
                              --------      --------       --------
Continuing Operations:
Domestic                      $  3,389      $ (1,883)      $ (6,687)
Foreign                             --        (2,734)        (7,917)
                              --------      --------       --------
   Total                         3,389        (4,617)       (14,604)
                              --------      --------       --------
Discontinued Operations:
Domestic                            --            --           (569)
                              --------      --------       --------
   Total                      $  3,389      $ (4,617)      $(15,173)
                              ========      ========       ========

The components of the benefit for income taxes are as follows for the years ended June 30 (in thousands):

                                    2000         1999          1998
                                    -----      -------       -------

Current:
Federal                             $  --      $    --       $(4,419)
State                                  --           --            --
                                    -----      -------       -------
   Subtotal                            --           --        (4,419)
                                    -----      -------       -------
Deferred:
Federal                                --       (1,171)        1,929
State                                  --          100           133
                                    -----      -------       -------
   Subtotal                            --       (1,071)        2,062
                                    -----      -------       -------
      Benefit for Income Taxes      $  --      $(1,071)      $(2,357)
                                    =====      =======       =======


The benefit for income taxes is included in the Consolidated Statements of Operations as follows for the years ended June 30 (in thousands):

                                    2000         1999          1998
                                    -----      -------       -------
Continuing Operations               $  --      $(1,071)      $(2,195)
Discontinued Operations                --           --          (162)
                                    -----      -------       -------
   Total                            $  --      $(1,071)      $(2,357)
                                    =====      =======       =======


The Company has cumulative federal net operating loss carryforwards of approximately $5.4 million, which expire in 2013 and 2018. In addition, the Company had available at June 30, 2000 cumulative net operating loss carryforwards of $8.5 million for Florida state income tax purposes, which expire in 2013 and 2014.

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows for the years ended June 30 (in thousands):

                                                              2000                        1999
                                                        -------------------      -----------------------
                                                        ASSET     LIABILITY       ASSET        LIABILITY
                                                        -----     ---------      -------       ---------
Revenue Recognized on Completed Contract for
  Tax Return and on Percentage of Completion for
  Financial Reporting                                 $    --       $     8      $   287       $    --
Federal Operating Loss Carryforwards                    1,825            --        3,942            --
Federal Tax Credit Carryforwards                          393            --          393            --
State Tax Loss Carryforwards                              469            --          597            --
Difference between Book and Tax Depreciation               --            10           --           445
Capitalized Bid and Proposal Expense                      651            --          393            --
Accruals Not Currently Deductible                       1,062            62          401            62
                                                      -------       -------      -------       -------
   Subtotal                                             4,400            80        6,013           507
Valuation Allowance                                    (4,382)           --       (5,568)           --
                                                      -------       -------      -------       -------
      Total                                           $    18       $    80      $   445       $   507
                                                      =======       =======      =======       =======


A valuation allowance provided at June 30, 2000 and 1999 relates primarily to federal and state net operating loss carryforwards which are subject to uncertainty as to their ultimate realization.

These deferred tax assets and liabilities are included in/or classified as follows on the Consolidated Balance Sheets for the years ended June 30 (in thousands):

                                   2000      1999
                                   ----      ----
Prepaid Expenses and Other         $ 18      $445
Accrued Expenses and Other         $ --      $ --
Deferred Income Tax Liability      $ 80      $507


Differences between the statutory U.S. Federal Income Tax rate and the effective income tax rate reported in the financial statements are as follows for continuing operations for the years ended June 30 (in thousands):

                                                     2000         1999            1998
                                                    ------       ------          ------
Federal Statutory Rates                             34.0%        (34.0%)         (34.0%)
Decrease/(Increase) in Taxes Resulting From:
   State Income Taxes (after deducting
      Federal Income Tax Benefit)                    1.3%          1.4%           (0.4%)
Valuation Allowance                                (34.9%)        13.5%           18.4%
Other                                                (.4%)        (4.1%)           1.0%
                                                   ------        ------          ------
      Total Benefit for Income Taxes                  --         (23.2%)         (15.0%)
                                                   ======        ======          ======


The tax benefit realized from the exercise of stock options was immaterial in fiscal years 2000, 1999 and 1998. These tax benefits were credited to Capital in Excess of Par.

NOTE 9    FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivables from major defense prime contractors and U.S. government agencies which minimizes the Company's credit risk. The Company generally does not require collateral or other security to support customer receivables.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments. The fair value of the Company's debt approximates fair value due to the variable nature of the interest rate on the debt.

NOTE 10   STOCK COMPENSATION

The Company has several stock-based compensation plans, which are described below. The Company's Organization and Compensation Committee administers all the stock benefit plans of the Company. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since stock option exercise prices are equal to the fair market value of the stock on the date of grant for its fixed stock option plans and equal to 85% of the fair market value on the date of exercise for stock issued under the employee stock purchase plans, compensation cost is not required to be recognized in the Company's Consolidated Statements of Operations. However, had compensation cost for the Company's stock-based compensation plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income/(loss) and net income/(loss) per share for fiscal years 2000, 1999 and 1998 would have been changed to the pro-forma amounts indicated below (in thousands, except per share data):

                                           2000         1999           1998
                                         --------     --------      ---------
Net Income/(Loss)                        $  3,215     $ (4,027)     $ (13,111)
Net Income/(Loss) Per Share-Basic        $   0.38     $  (0.48)     $   (1.60)
Net Income/(Loss) Per Share-Diluted      $   0.38     $  (0.48)     $   (1.60)


In accordance with FAS Statement 123, "Accounting for Stock-Based Compensation", the pro-forma calculations do not include the effects of options granted prior to fiscal year 1996. As such, the impact is not necessarily indicative of the effects on reported net income in future years.

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                 2000          1999          1998
                               -------       -------       -------
Expected Dividend Yield          0.00%         0.00%         0.00%
Risk-free Interest Rate          5.49%         4.61%         5.36%
Expected Volatility             41.59%        49.10%        45.70%
Expected Life (in years)          6             3            4.6


There were 215,000, 65,586 and 335,000 options granted during fiscal years 2000, 1999 and 1998, respectively, with weighted average fair values of $1.80 in 2000, $2.29 in 1999 and $3.67 in 1998.

Under the Company's 1998 Stock Incentive Plan, directors, officers and certain key employees may purchase the Company's Common Stock at 100% of the fair market value of the shares on the date of grant. Vesting of options is determined by the Board of Directors. Generally, options granted based on performance in the previous fiscal year are exercisable on the date granted. Options granted to provide an incentive for future performance are exercisable one year from the date granted. All options expire ten years from the date granted. There were 600,000 shares reserved for issuance under the 1998 Plan. There were 185,000, 60,586 and 175,000 options granted under the plan during fiscal years 2000, 1999 and 1998, respectively.

Under the Company's 1986 and 1991 Stock Incentive Plans, directors, officers and key employees may purchase the Company's Common Stock at 100% of fair market value of the shares on the date of the grant. Unless the Board of Directors determines otherwise, 20% of the options granted under the Plan will be exercisable one year from the date the option is granted. An additional 20% will be exercisable each year thereafter. All options expire upon the earlier of 10 years and 30 days from date of grant or, with respect to shares covered by such options, five years from the date the option first became exercisable. There were 607,000 shares reserved for issuance under the 1986 Plan and 457,162 shares reserved for issuance under the 1991 Plan. The 1986 Plan expired in 1996. No additional options can be granted pursuant to this Plan. There were 30,000, 5,000 and 160,000 options granted under the 1991 Plan during fiscal years 2000, 1999 and 1998, respectively. A summary of stock option transactions for the fiscal years ended June 30, 2000, 1999 and 1998 are as follows:

                                 SHARES UNDER    WEIGHTED AVERAGE
                                    OPTION        EXERCISE PRICE
                                 ------------    ----------------

Balance at June 30, 1997            909,773          $10.41
Options Granted                     335,000            3.32
Options Exercised                    (7,337)           2.19
Options Terminated                 (210,400)          10.69
                                 ----------          ------

Balance at June 30, 1998          1,027,036            8.02
Options Granted                      65,586            2.29
Options Exercised                    (2,000)           2.13
Options Terminated                 (297,554)          10.17
                                 ----------          ------

Balance at June 30, 1999            793,068            6.75
Options Granted                     215,000            3.71
Options Exercised                    (3,400)           2.13
Options Terminated                  (94,195)          10.77
                                 ----------          ------

Balance at June 30, 2000            910,473          $ 6.16
                                 ==========          ======


Options exercisable were 735,473 at June 30, 2000, 603,798 at June 30, 1999 and 638,136 at June 30, 1998.

Stock options outstanding at June 30, 2000 are summarized as follows:

                                   WEIGHTED AVERAGE    WEIGHTED      WEIGHTED
     RANGE OF         NUMBER          REMAINING         AVERAGE       NUMBER        AVERAGE
 EXERCISE PRICES   OUTSTANDING     CONTRACTUAL LIFE  EXERCISE PRICE EXERCISABLE  EXERCISE PRICE
 ---------------   -----------     ----------------  -------------- -----------  --------------
$  1.15 -  2.30       35,286           7 years           $ 1.88        35,286       $   1.88
$  2.30 -  3.45      343,937           7 years           $ 3.09       263,937       $   3.06
$  3.45 -  4.60      235,000           9 years           $ 3.83       140,000       $   3.99
$  4.60 -  5.75       40,000           1  year           $ 5.50        40,000       $   5.50
$  9.20 - 10.35       33,000           6 years           $ 10.00       33,000       $  10.00
$ 10.35 - 11.50      223,250           5 years           $ 11.42      223,250       $  11.42


The Company currently maintains an Employee Stock Purchase Plan which is intended to provide eligible employees with an opportunity to purchase the Company's Common Stock through payroll deductions at eighty-five percent of the market price on specified dates. The Stockholders approved the 1999 Employee Stock Purchase Plan during fiscal year 1999 reserving 360,000 shares for issuance under this plan. In prior years, the Company maintained several Employee Stock Purchase Plans, which were the same in all respects to the current plan, including the number of shares reserved. Shares issued under the previous Employee Stock Purchase plans during fiscal years ended June 30, 2000, 1999, and 1998, were 38,291, 59,349 and 79,244, respectively. The fair value of shares issued during fiscal years 2000, 1999 and 1998 were $0.94, $0.78 and

$0.91 per share, respectively. The fair value of these shares was estimated using a Black-Scholes Option pricing model with the following weighted average assumptions for fiscal years:

                                 2000          1999          1998
                                ------        ------        ------
Expected Dividend Yield          0.00%         0.00%         0.00%
Risk-free Interest Rate          5.49%         4.65%         5.49%
Expected Volatility             41.59%        49.10%        46.80%
Expected Life (in months)         6             3             6


The Company has available 1,000,000 authorized and unissued shares of $0.10 par value Preferred Stock. Shares may be issued from time to time in one or more series, each series having such special rights, privileges and preferences as may be determined by the Board of Directors at the time of issuance.

On August 27, 1996, the Board of Directors declared a dividend distribution of one Right (a "Right") for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on September 17, 1996. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a "Unit") of Series B Junior Participating Preferred Stock, $0.10 par value per share at a purchase price of $40.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated August 27, 1996 between the Company and Mellon Bank, N.A. as Rights Agent, as amended (the "Rights Agreement"). On August 9, 2000, the Board of Directors terminated the Rights Agreement and as required under the Rights Agreement on September 1, 2000, stockholders of record at the close of business on August 9, 2000 received $0.01 for each Right held.

During fiscal year 1998, the Board of Directors and Stockholders approved a Director Equity Compensation Plan. Under the Plan, the members of the Company's Board of Directors shall receive unrestricted shares of the Company's Common Stock in lieu of 50% of the otherwise payable directors' fees. A total of 75,000 shares of Common Stock were reserved for issuance under the Plan. During fiscal year 2000, the Board of Directors approved an additional 50,000 shares of the Company's Common Stock for issuance under the Plan. During fiscal years 2000, 1999 and 1998, 27,211, 32,558 and 26,670 shares, respectively, were issued under this Plan. Additionally, during fiscal year 1998 the Board of Directors approved an Employee Incentive Plan, whereby the Board granted 107,100 unrestricted shares of the Company's common stock to employees who were not officers of the Company.

On June 15, 1998, the Company entered into a Stock Purchase Agreement with its Chief Executive Officer (CEO). In connection with this agreement, the CEO purchased 50,000 shares of common stock. The CEO paid $10,000 cash and issued a Promissory Note to the Company in the amount of $146,250 in payment of the shares. The Promissory Note bears an interest rate of 5.58% and is payable together with interest on June 15, 2001.

NOTE 11   BUSINESS SEGMENT INFORMATION

Due to the sale of the vending operation during fiscal year 1998, the Company operates in one segment training. This segment includes the design and manufacture of training simulators.

SALES BY CLASS OF CUSTOMER

                                                     (In Thousands)
                                              2000         1999         1998
                                            -------      -------      -------
U.S. Department of Defense
   Direct                                   $ 4,562      $ 5,734      $ 7,067
   Subcontract                               36,314       35,696       32,504
                                            -------      -------      -------
      Total U.S. Department of Defense       40,876       41,430       39,571
                                            -------      -------      -------
Foreign Governments                              --        5,147       11,663
Foreign Commercial                               --        2,099          854
Other                                            --           --          530
                                            -------      -------      -------
      Total Foreign and Other                    --        7,246       13,047
                                            -------      -------      -------
      Total Sales                           $40,876      $48,676      $52,618
                                            =======      =======      =======


Export Sales from the U.S. were not material for the fiscal years ended June 30, 2000, 1999 and 1998. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $416,000, $911,000 and $1,540,000 in the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

Since a substantial portion of the Company's revenues is attributable to long-term contracts with various government agencies, any factor affecting procurement of long-term government contracts, such as changes in government spending, cancellation of weapons programs and delays in contract awards could have a material impact on the Company's financial condition and results of operations.

SALES BY GEOGRAPHIC AREA

                                                (In Thousands)
                                  UNITED         EUROPE AND
                                  STATES         MIDDLE EAST       CONSOLIDATED
                                  ------         -----------       ------------

Revenues
2000                            $ 40,876         $     --           $ 40,876
1999                              41,439            7,237             48,676
1998                              39,707           12,911             52,618

Operating Income/(Loss)
2000                               3,985               --              3,985
1999                              (1,942)          (1,932)            (3,874)
1998                              (5,777)          (7,998)           (13,775)

Long-Lived Assets
2000                              15,476               --             15,476
1999                              18,273               --             18,273
1998                              20,667              327             20,994


NOTE 12   SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                      (In Thousands Except Per Share Data)
                                   SEPTEMBER   DECEMBER       MARCH       JUNE
2000                                   30         31            31         30
----                               ---------   --------      -------    -------
Net Sales                           $ 10,188   $ 11,058      $ 9,888    $ 9,742
Gross Profit                           2,963      3,668        3,930      2,929
Operating Income                         898      1,241        1,459        387
Net Income                               573      1,058        1,310        448
Income Per Common Share -
   Basic and Assuming Dilution
      Basic                             0.07       0.13         0.16       0.05
      Dilutive                          0.07       0.12         0.15       0.05


     As a result of the periodic review of estimated costs at completion and consideration of changes in facts and circumstances, revisions were made to the estimated cost to complete in the second and third quarters of fiscal year 2000 to certain contracts. Gross margin adjustments on contracts resulted in additional income of approximately $1.0 million during the third quarter and a reduction to income of approximately $200,000 during the second quarter of fiscal year 2000.


                                        (In Thousands Except Per Share Data)
                                   SEPTEMBER       DECEMBER         MARCH          JUNE
1999                                   30             31              31            30
----                                --------       --------       --------       --------
Net Sales                           $ 10,411       $ 13,968       $ 10,053       $ 14,244
Gross Profit                           2,424          3,489          3,350          2,864
Operating Loss                        (2,323)           (85)          (588)          (878)
Net Loss                              (1,784)          (452)          (934)          (376)
Loss Per Common Share -
   Basic and Assuming Dilution         (0.21)         (0.05)         (0.11)         (0.05)


The quarterly results above include charges of $1.2 million, $0.7 million, $1.3 million and $0.3 million for the quarters ended September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999, respectively, relating to Non-Recurring Expenses. (See Note 14 to the Consolidated Financial Statements.)

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

Additionally, the Company incurred a charge in the quarter ended June 30, 1999 of approximately $935,000 relating to a settlement of a claim. (See Note 2 to the Consolidated Financial Statements.)

NOTE 13   COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain equipment under operating leases. Future minimum lease payments under all non-cancelable operating leases as of June 30, 2000 are as follows:

                                                         (In Thousands)
                                                         --------------
2001                                                         $ 28
2002                                                           20
2003                                                            9
Remaining Years                                                --
                                                             ----
Total Minimum Lease Payments                                 $ 57
                                                             ====


Rent expense under all operating leases was approximately $456,000, $970,000 and $1,142,000 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

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

The following table sets forth the details and the cumulative activity in the various accruals associated with the wind down of the UK operation and relocation of the Wayne office in the Consolidated Balance Sheet at June 30, 1999 and June 30, 2000 (in thousands):

                                        FACILITY
                                         LEASE
                          SEVERANCE    OBLIGATION       OTHER         TOTAL
                          ---------    ----------       -----         -----

Incurred in 1999           $ 2,249       $ 1,408       $   212       $ 3,869
   Cash Reductions          (2,205)         (834)          (14)       (3,053)
   Non-Cash Activity            --            (7)          (40)          (47)
   Reversal                     (8)           --          (142)         (150)
                           -------       -------       -------       -------
      Balance 6/30/99      $    36       $   567       $    16       $   619

   Cash Reductions             (36)         (436)          (16)         (488)
   Non-Cash Activity            --            11            --            11
                           -------       -------       -------       -------
      Balance 6/30/00           --       $   142            --       $   142
                           =======       =======       =======       -------


NOTE 15   DISCONTINUED OPERATIONS

On November 25, 1997, the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. Proceeds from the sale of the vending operation were used to reduce the Company's debt.

The vending operation was accounted for as a discontinued operation beginning in fiscal year 1997, and accordingly, the vending operations have been segregated in the accompanying Consolidated Statements of Operations.

During fiscal year 1998 the Company recorded an additional provision for the estimated loss on disposal of discontinued operations of $407,000, after tax. The change in the estimated loss resulted primarily from additional costs associated with the consummation of the sale of the fixed assets, inventory and trade receivables of the vending operations.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company has nothing to report under this item.

PART III

Pursuant to Instruction G (3) to Form 10-K, the information required in Items 10 - 13 (except for the information set forth at the end of Part I with respect to Executive Officers of the Company) is incorporated by reference to the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A on or before October 28, 2000.

PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2)  Financial Statements

The financial statements filed as part of this Annual Report are listed in the Index to Consolidated Financial Statements on page 21. Schedules other than those so listed are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

     (3) Exhibits

EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------

3.1            Certificate of Incorporation (5)

3.2            By-Laws (2)

4.1            Form of Common Stock Certificate (5)

10.1*          Educational Computer Corporation 1981 Incentive Stock Option
               Plan (5)

10.2*          Educational Computer Corporation 1986 Incentive Stock Option
               Plan (5)

10.3*          Educational Computer Corporation 1986 Non-Qualified Stock
               Option Plan (5)

10.4*          ECC International Corp. 1991 Option Plan (4)

10.5*          Form of Stock Option Agreement for outside directors. (7)

10.6 Term Loan and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and ECC International Corp. (7)

10.7 Guaranty and Surety Agreement dated as of September 20, 1994 to induce First Fidelity Bank, N.A., to make loans or other financial accommodations to ECC the UK operation Limited. (7)

10.8*          Form of Director's and Officer's Agreement to Defend and
               Indemnify. (3)

10.9 First Amendment dated as of April 6, 1995 to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and ECC International Corp. (10)

10.10 Overdraft Facility dated as of April 3, 1995 by and among ECC Simulation Limited and First Fidelity Bank, N.A., London Branch.
               (10)

10.11 Second Amendment dated as of October 13, 1995 to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among First Fidelity Bank, National Association and ECC International Corp. (6)

10.12 Lease between ECC International Corp and State of Wisconsin Investment Board for the premises 2900 Titan Row, Orlando, Florida. (6)

10.13 Lease between ECC Simulation Limited, ECC International Corp and G.J. King & Son Limited for the premises Unit 1 Home Farm Business Centre, Brighton, England. (6)

10.14 Lease between ECC Simulation Limited, ECC International Corp and G.J. King & Son Limited for the premises Unit 3A Home Farm Business Centre, Brighton, England. (6)

10.15 Lease between ECC Simulation Limited, ECC International Corp and G.J. King & Son Limited for the premises Unit 2 Home Farm Business Centre, Brighton, England. (6)

10.16*         ECC International Corp Executive Savings Plan. (6)

10.17 Third Amendment dated as of June 19, 1996 to the Term and Revolving Credit Agreement dated as of September 20, 1994 between ECC International Corp, ECC Simulation Limited and First Union National Bank. (Successor by merger to First Fidelity Bank, National Association) (1)

10.18 Rights Agreement dated August 27, 1996 between ECC International Corp and Mellon Bank, N.A. (9)

10.19 Amendment No. 1 to Rights Agreement dated as of March 25, 1997 between ECC International Corp and Mellon Bank, N.A. (8)

10.20 Amendment dated as of November 13, 1997 to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. (11)

10.21 Amendment dated as of December 19, 1997 to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. (11)

10.22 Asset Purchase Agreement dated as of November 25, 1997 by and among Dixie-Narco, Inc., ECC International Corp and ECC Vending Corp. (12)

10.23*         Director Equity Compensation Plan (13)

10.24 Amendment dated as of January 30, 1998 to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. (14)

10.25 Amendment dated as of February 17, 1998 to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. (14)

10.26 Amendment dated as of March 16, 1998 to the Term and Revolving Credit Agreement dated as of September 20, 1994 by and among the Company and First Fidelity Bank, N.A. (14)

10.27          Amended and Restated Revolving Credit Note dated February 17,
               1998. (14)

10.28*         1998 Stock Incentive Plan. (16)

10.29* Employment Agreement dated as of June 15, 1998 by and between the Company and James C. Garrett. (16)

10.30* Stock Purchase Agreement dated as of June 15, 1998 by and between the Company and James C. Garrett. (16)

10.31* Promissory Note dated as of June 15, 1998 by and between the Company and James C. Garrett. (16)

10.32* Consulting Agreement dated as of April 1, 1998 by and between the Company and George W. Murphy. (16)

10.33* Non-Competition and Non-Solicitation Agreement dated as of April 1, 1998 by and between the Company and George W. Murphy. (16)

10.34 Forbearance Agreement and Amendment dated October 18, 1998 by and among the Company, First Union National Bank, ECC Simulation Limited, ECC International, Inc. and Educational Computer Corporation International, Inc. (19)

10.35 Agreement dated January 22, 1999 by and among the Company, First Union National Bank, ECC Simulation Limited, ECC International, Inc. and Educational Computer Corporation International, Inc.
               (19)

10.36 Amendment No. 2 to Rights Agreement dated as of March 12, 1999 between the Company and Chase Mellon Shareholder Services, L.L.C., as successors to Mellon Bank, N.A. (18)

10.37 Loan and Security Agreement dated June 24, 1999 by and between the Company and Mellon Bank, N.A. (17)

10.38          1999 Employee Stock Purchase Plan. (21)

10.39 Agreement dated September 16, 1999 by and between the Company, Steel Partners II, L.P. and Warren G. Lichtenstein. (22)

10.40* Amendment No. 1 to Employment Agreement dated August 9, 1999 by and between the Company and James C. Garrett. (22)

10.41* Amendment and Restated Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and James C. Garrett. (22)

10.42* Employment Agreement dated August 9, 1999 by and between the Company and Glenn Andrew. (22)

10.43* Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and Glenn Andrew. (22)

10.44* Employment Agreement dated August 9, 1999 by and between the Company and Melissa Van Valkenburgh. (22)

10.45* Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and Melissa Van Valkenburgh. (22)

21             Subsidiaries of the Registrant. (15)

23             Consent of PricewaterhouseCoopers, LLP.

27             Financial Data Schedule.


--------------
*              Management contract or other compensatory plan or arrangement.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996. (Commission File No. 001-8988)

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996. (Commission File No. 001-8988)

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 001-8988)

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991. (Commission File No. 001-8988)

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993. (Commission File No. 001-8988)

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995. (Commission File No. 001-8988)

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994. (Commission File No. 001-8988)

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 25, 1997. (Commission File No. 001-8988)

(9) Incorporated by reference to the Registrant's Registration Statement on Form 8-A dated September 4, 1996. (Commission File No. 001-8988)

(10) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995. (Commission File No. 001-8988)

(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997. (Commission File No. 001-8988)

(12) Incorporated by reference to the Registrant's Current Report on Form 8-K dated November 25, 1997. (Commission File No. 001-8988)

(13) Incorporated by reference to Annex A of the Registrant's Definitive Schedule 14A filed with the SEC on October 27, 1997. (Commission File No. 001-8988)

(14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. (Commission File No. 001-8988)

(15) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997. (Commission File No. 001-8988)

(16) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998. (Commission File No. 001-8988)

(17) Incorporated by reference to the Registrant's Current Report on Form 8-K filed July 8, 1999. (Commission File No. 001-8988)

(18) Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 4, 1999. (Commission File No. 001-8988)

(19) Incorporated by reference to the Registrant's Current Report on Form 8-K filed January 27, 1999. (Commission File No. 001-8988)

(20) Incorporated by reference to the Registrant's Current Report on Form 8-K filed October 19, 1998. (Commission File No. 001-8988)

(21) Incorporated by reference to the Registrant's Definitive Schedule 14A filed on October 28, 1998. (Commission File No. 001-8988)

(22) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. (Commission File No. 001-8988)

(B)      REPORTS ON FORM 8-K

On August 24, 2000 the Company filed a current report on Form 8-K (Commission File No. 001-8988) to report under Item 5 (Other Events) that on August 9, 2000, the Board of Directors voted to terminate the Rights Agreement dated as of August 27, 1996 between the Company and Mellon Bank, N.A. and to redeem all outstanding rights thereunder.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECC INTERNATIONAL CORP.

By:  /s/ MELISSA VAN VALKENBURGH
   ---------------------------------------------------
   Melissa Van Valkenburgh,
   Vice President, Finance

Date: SEPTEMBER 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, by a majority of the Board of Directors.

/s/ JAMES C. GARRETT                                )
----------------------------------------------      )
James C. Garrett, President, Chief Executive        )
  Officer and Principal Executive Officer           )
                                                    )
                                                    )
/s/ MELISSA VAN VALKENBURGH                         )
----------------------------------------------      )
Melissa Van Valkenburgh, Vice President, Finance    )
  and Principal Financial and Accounting Officer    )
                                                    )
/s/ BRUCE A. BEDA                                   )
----------------------------------------------      )
Bruce A. Beda, Director                             )
                                                    )
/s/ JULIAN DEMORA                                   )     September 28, 2000
----------------------------------------------      )
Julian Demora, Director                             )
                                                    )
/s/ JAMES HENDERSON                                 )
----------------------------------------------      )
James Henderson, Director                           )
                                                    )
                                                    )
/s/ JESSE KRASNOW                                   )
----------------------------------------------      )
Jesse Krasnow, Director                             )
                                                    )
/s/ WARREN LICHTENSTEIN                             )
----------------------------------------------      )
Warren Lichtenstein, Director                       )
                                                    )
                                                    )
/s/ THOMAS E. MCGRATH                               )
----------------------------------------------      )
Thomas E. McGrath, Director                         )
                                                    )
                                                    )
/s/ MERRILL A. MCPEAK                               )
----------------------------------------------      )
Merrill A. McPeak, Director                         )