Form 10-Q
period 2000-09-30
ECC INTERNATIONAL CORP
filed 2000-11-09
CIK 31660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2000
                               -------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


Commission File Number:                 001-8988
                        --------------------------------------------------------

                             ECC International Corp.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  23-1714658
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

2001 West Oak Ridge Road, Orlando, FL                           32809-3803
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

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

                                                        [ X ] Yes     [     ] No

            As  of  November  6,  2000  there  were  8,102,639   shares  of  the
Registrant's Common Stock, $.10 par value per share, issued and outstanding.

                          PART I. FINANCIAL STATEMENTS
                          ITEM 1. FINANCIAL STATEMENTS
                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                       Three Months         Three Months
                                                         Ended                 Ended
                                                        9/30/00               9/30/99
                                                        -------               -------

Sales                                                   $ 7,471              $ 10,188

Cost of Sales                                             5,312                 7,225
                                                         ------                ------
Gross Profit                                              2,159                 2,963
                                                         ------                ------
Expenses:
   Selling, General & Administrative                      2,199                 2,024
   Independent Research and Development                      70                    41
                                                            ---                    --
      Total Expenses                                      2,269                 2,065
                                                         ------                ------
Operating (Loss)/Income                                    (110)                  898
                                                         ------                ------
Other Income/(Expense):
   Interest Income                                           37                    12
   Interest Expense                                         (44)                 (209)
   Other - Net                                              126                  (128)
                                                           ----                 -----
      Total Other Income/(Expense)                          119                  (325)
                                                           ----                 -----
Income Before Income Taxes                                    9                   573

Provision for Income Taxes                                    -                     -
                                                        -------              --------
Net Income                                              $     9              $    573
                                                        =======              ========
Income Per Common Share -
   Basic and Assuming Dilution:

Net Income Per Common Share-Basic                       $  0.00              $   0.07
                                                        =======              ========
Net Income Per Common Share-Dilutive                    $  0.00              $   0.07
                                                        =======              ========


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                               (Unaudited)        (Audited)
                                                                 9/30/00           6/30/00
                                                                 -------          ---------

ASSETS

Current Assets:
   Cash                                                         $    490            $ 2,406
   Accounts Receivable                                             5,602              7,359
   Cost and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts                        11,444             10,455
   Inventories                                                     2,931              2,559
   Prepaid Expenses and Other                                        584                449
                                                               ---------           --------
      Total Current Assets                                        21,051             23,228
                                                               ---------           --------
Property, Plant and Equipment - Net                               14,874             15,476

Other Assets                                                         262                531
                                                               ---------           --------
      Total Assets                                              $ 36,187            $39,235
                                                               =========           ========

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                 (In Thousands Except Share and Per Share Data)

                                                                   (Unaudited)       (Audited)
                                                                     9/30/00          6/30/00
                                                                     -------          -------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts Payable                                                  $   709          $ 1,438
   Accrued Expenses and Other                                          3,070            3,869
                                                                     -------          -------
      Total Current Liabilities                                        3,779            5,307

Deferred Income Taxes                                                     80               80
Other Long-Term Liabilities                                              117              159
                                                                     -------          -------
      Total Liabilities                                                3,976            5,546
                                                                     -------          -------
COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
   Preferred Stock, $.10 par; 1,000,000 shares
      authorized; none issued and outstanding                              -                -
   Common Stock, $.10 par; 20,000,000
      shares authorized; issued and outstanding,
      8,482,639 and 8,481,067                                            848              848
Note Receivable from Stockholder                                        (146)            (146)
Capital in Excess of Par                                              25,216           25,211
Retained Earnings                                                      7,700            7,776
Treasury Stock, at cost (342,500 shares)                              (1,407)               -
                                                                      ------          -------
      Total Stockholders' Equity                                      32,211           33,689
                                                                      ------          -------
      Total Liabilities & Stockholders' Equity                      $ 36,187         $ 39,235
                                                                    ========         ========


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (In Thousands)
                                   (Unaudited)

                                                                      Three Months       Three Months
                                                                         Ended              Ended
                                                                        9/30/00            9/30/99
                                                                        -------            -------
Cash Flows From Operating Activities:
Net Income                                                            $     9           $     573
Items Not Requiring Cash:
   Depreciation                                                           712                 972
   Amortization                                                           137                  66
   Gain on Disposal of Equipment                                         (119)                  -
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                                  1,757                (533)
   Costs and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts                               (989)                196
   Inventories                                                           (372)               (277)
   Prepaid Expenses and Other                                              (3)                 (2)
   Accounts Payable                                                      (729)               (818)
   Accrued Expenses and Other Long-Term Liabilities                      (837)             (1,534)
                                                                     --------             --------
Net Cash Used In Operating Activities                                    (434)             (1,357)
                                                                     --------             --------
Cash Flows From Investing Activities:
   Proceeds from Sales of Assets                                          120                   -
   Additions to Property, Plant and Equipment                            (111)               (413)
                                                                     --------             -------
Net Cash Provided/(Used In) by Investing Activities                         9                (413)
                                                                     --------             -------
Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock and
      Options Exercised                                                     1                   5
   Purchase of Treasury Stock                                          (1,407)                  -
   Dividends Paid                                                         (85)                  -
   Debt Issue Cost for Revolving Credit Facility                            -                 (87)
   Net Borrowings Under Revolving Credit Facility                           -                 367
                                                                     --------             -------
Net Cash (Used In)/Provided By Financing Activities                    (1,491)                285
                                                                     --------             -------
Net Decrease in Cash                                                   (1,916)             (1,485)

Cash at Beginning of the Period                                         2,406               1,485
                                                                     --------             -------
Cash at End of the Period                                            $    490             $     -
                                                                     ========             =======

                                                                  Continuted....

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Continued)
                                 (In Thousands)
                                   (Unaudited)

                                                                   Three Months     Three Months
                                                                      Ended            Ended
                                                                     9/30/00          9/30/99
                                                                     -------          -------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                                         $     40         $    143

Supplemental Schedule of Non Cash Financing Activities:
   Issuance of Director Equity Compensation                         $      4         $     28
   Purchase of Fixed Assets Through Capital Leases                  $      -         $    284




        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements are unaudited and have been prepared by ECC International Corp. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 2000 consolidated balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows for the interim presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

         The Company has no other Comprehensive Income other than Net Income.

   2.    Inventories

                                                           (In Thousands)
                                                     9/30/00             6/30/00

                 Work in Process                     $   433             $   89
                 Raw Materials                         2,498              2,470
                                                     -------             ------

                 Total                               $ 2,931             $2,559
                                                     =======             ======


         Work in process inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market.

3.       Debt

         On June 24, 1999, the Company entered into a revolving credit facility ("Credit Facility") with Mellon Bank, N.A. totaling $12.5 million and expiring on June 24, 2003. Available borrowings are based on a formula of receivables and property, as defined in the Credit Facility, and were approximately $6.9 million at September 30, 2000. There was no outstanding balance under the Credit Facility as of September 30, 2000.

         The Credit Facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce any outstanding balance under the Credit Facility.

         For the period ended September 30, 2000, the Company was not in compliance with a financial covenant required under the Credit Facility. The Company is working with Mellon Bank, N.A. to amend the Credit Facility and anticipates that any such amendment will result in the revision of the financial covenants such that the Company will be in compliance with such revised financial covenants.

4.       Non-Recurring Expenses

         During fiscal year 1999, the Company implemented various cost reduction initiatives and changes in management including the relocation of the corporate headquarters and Instructional System Development Group from Wayne, Pennsylvania to the Company's principal System Design and Production Center in Orlando, Florida. The relocation was completed in September 1998. In addition, as a result of recurring net losses in the UK operations, the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the UK operations, which was completed in May 1999. Charges totaling $3.2 million in 1999 related primarily to employee termination benefits and lease termination costs. There were no additional charges during fiscal year 2000 or the first quarter of fiscal year 2001.

         The following table sets forth the details and the cumulative activity in the remaining accrual associated with the wind-down of the UK operations and relocation of the Wayne Office in the Consolidated Balance Sheet at June 30, 2000 and September 30, 2000 (in thousands).

                                                     Facility
                                                      Lease
                                                    Obligations
                                                    -----------
               Balance at 6/30/00                      $ 142
               Cash Reduction Payments                   (48)
               Non-Cash Activity                          (3)
                                                       -----
               Balance at 9/30/00                      $  91
                                                       =====

   5.    Business Segment Information

         The Company operates in one segment-training. This segment includes the design and manufacture of training simulators.

         Sales by Class of Customer

                                                     (In Thousands)
                                                   Three Months Ended
                                                  9/30/00      9/30/99
                                                  -------      -------
               U.S. Department of Defense
               Direct                             $2,260       $ 2,002
               Subcontract                         5,211         8,186
                                                  ------       -------
                Total Sales                       $7,471       $10,188
                                                  ======       =======

         Export Sales from the U.S. were not material for the three-month periods ended September 30, 2000 and September 30, 1999. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $197,000 for the three-month period ended

         September 30, 1999. There were no Foreign Military Sales for the three-month period ended September 30, 2000.

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

         Sales by Geographical Area

         All of the Company's Revenues, Operating Income and Long-Lived Assets are within the United States.

6.       Earnings Per Share

         Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period adjusted for the number of shares that would have been outstanding if the dilutive potential common shares had been issued. The diluted earnings per share does not assume the exercise of options that would have an antidilutive effect on earnings per share.

         The weighted-average number of common shares outstanding for each period presented is as follows:


                                               Three-Months Ended
                                           9/30/00             9/30/99
                                           -------             -------

                    Basic                 8,379,690          8,412,602
                    Dilutive              8,437,062          8,465,197

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

a)          Material Changes in Financial Condition

            During the three-month period ended September 30, 2000, the Company's principal source of cash was collections on accounts receivable. The principal uses of these funds were to make vendor and payroll payments, lease termination and contract novation payments.

            The cash balance decreased since fiscal year end 2000 primarily due to the repurchase of stock and dividends paid in the first quarter of fiscal year 2001.

            Accounts  Receivable  decreased  in  the  three-month  period  ended
            September 30, 2000 primarily due to receipts on the Javelin Multi-Year 1 and F-18 programs.

            Cost and Estimated Earnings in Excess of Billings increased in the three-month period ended September 30, 2000 primarily due to the timing of billings on the Javelin program.

            Inventories increased since fiscal year end 2000 primarily due to unabsorbed overhead, which will be charged to programs during the balance of the year.

            Prepaid Expense and Other increased primarily due to the payment of Alternative Minimum Taxes for fiscal year 2000.

            Other assets decreased since fiscal year 2000 primarily due to the amortization of deferred charges.

            Accounts Payable decreased since fiscal year end 2000 due to reductions in material purchases primarily on the Close Combat Tactical Trainer program for the first quarter of fiscal year 2001.

            Accrued expenses decreased since fiscal year end 2000 primarily as a result of the payment of incentives earned in fiscal year 2000 as well as Novation and lease termination payments made associated with the wind down of the UK division. (See Note 4 to the Consolidated Financial Statements.)

            During the remainder of fiscal year 2001, the Company anticipates spending approximately $300,000 for new machinery and equipment and to continue to refurbish the Orlando facility.

            Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that cash on hand, funds available under the Credit Facility and the Company's projected cash flows, including funds generated from operations, will be sufficient to meet planned capital commitments and working capital requirements for the foreseeable future.

            For the period ended September 30, 2000, the Company was not in compliance with a financial covenant required under the Credit Facility. The Company is working with Mellon Bank, N.A. to amend the Credit Facility and anticipates that any such amendment will result in the revision of the financial covenants such that the Company will be in compliance with such revised financial covenants.


b)          Material Changes in Results of Operations.

            Sales and gross profit decreased $2.7 million and $1.8 million, respectively, for the three-month period ended September 30, 2000 as compared to the same period ended September 30, 1999. The reduction in sales and gross profit is primarily due to the completion of the Javelin Multi-Year 1 and AGTS contracts. However, gross profit as a percentage of sales is consistent with the prior year.

            Selling, general and administrative expenses increased 9% during the three-month period ended September 30, 2000, as compared to the same period ended September 30, 1999. This increase is primarily a result of increased bid and proposal expenses due to expanded marketing efforts in the current year.

            Interest expense decreased 79% during the three-month period ended September 30, 2000, as compared to the same period ended September 30, 1999. This decrease is primarily a result of the Company maintaining a positive cash balance for the first quarter of fiscal year 2001. Accordingly, there were no borrowings against the Credit Facility.

            Other-Net increased 198% during the three-month period ended September 30, 2000 as compared to the same period ended September 30, 1999. This change is primarily a result of gains on the sale of certain fixed assets and translation gains on foreign exchange transactions.

            The Company did not record a tax provision during the first quarter of fiscal year 2001 as net operating loss carryforwards will be utilized for current income. The Company has approximately $5.4 million of cumulative Federal net operating loss carryforwards, which expire in 2013 and 2018. This amount is prior to utilization against current income.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

                           PART II. OTHER INFORMATION
                             ECC INTERNATIONAL CORP.


ITEM 6.     Exhibits and Reports on Form 8-K

     a.     Exhibits

            Exhibit 27.1 - Financial Data Schedule for the three-month period ended September 30, 2000.

     b.     Reports on Form 8-K

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




                                         ECC INTERNATIONAL CORP.




Date  November 9, 2000                   /s/ Melissa Van Valkenburgh
                                         ---------------------------
                                         Melissa Van Valkenburgh
                                         Chief Financial Officer