Form 10-Q
period 2000-12-31
ECC INTERNATIONAL CORP
filed 2001-02-07
CIK 31660

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[ X ]    QUARTERLY  REPORT  PURSUANT  TO SECTION  13 or 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 2000
                               -------------------------------------------------
                                       or
[    ]   TRANSITION  REPORT  PURSUANT  TO SECTION 13 or 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:                        001-8988
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

            As  of  January  31,  2001  there  were  8,545,705   shares  of  the
Registrant's Common Stock, $.10 par value per share, issued and outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          PART I. FINANCIAL STATEMENTS
                          ITEM 1. FINANCIAL STATEMENTS
                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                   Six Months       Six Months
                                                      Ended            Ended
                                                    12/31/00         12/31/99
                                                    --------         --------

Sales                                               $ 15,019          $ 21,246

Cost of Sales                                         12,466            14,615
                                                    --------          --------
Gross Profit                                           2,553             6,631
                                                    --------          --------
Expenses:
   Selling, General & Administrative                   4,311             4,342
   Independent Research and Development                  232               150
                                                    --------          --------
      Total Expenses                                   4,543             4,492
                                                    --------          --------
Operating (Loss)/Income                               (1,990)            2,139
                                                    ---------         --------
Other Income/(Expense):
   Interest Income                                        57                24
   Interest Expense                                     (105)             (440)
   Other - Net                                           147               (92)
                                                    --------          --------
      Total Other Income/(Expense)                        99              (508)
                                                    --------          --------
(Loss)/Income Before Income Taxes                     (1,891)            1,631

Provision for Income Taxes                               120                 -
                                                    ---------         --------
Net (Loss)/Income                                   $ (2,011)         $  1,631
                                                    =========         ========
(Loss)/Income Per Common Share -
   Basic and Assuming Dilution:

Net (Loss)/Income Per Common Share-Basic             $ (0.24)         $   0.19
                                                     ========         ========
Net (Loss)/Income Per Common Share-Dilutive          $ (0.24)         $   0.19
                                                     ========         ========

        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                Three Months     Three Months
                                                    Ended            Ended
                                                  12/31/00          12/31/99
                                                  --------          --------

Sales                                               $ 7,548          $ 11,058

Cost of Sales                                         7,154             7,390
                                                    -------          --------

Gross Profit                                            394             3,668
                                                    -------          --------

Expenses:
   Selling, General & Administrative                  2,112             2,318
   Independent Research and Development                 162               109
                                                    -------          --------
      Total Expenses                                  2,274             2,427
                                                    -------          --------

Operating (Loss)/Income                              (1,880)            1,241
                                                    --------         --------

Other Income/(Expense):
   Interest Income                                       20                12
   Interest Expense                                     (61)             (231)
   Other - Net                                           21                36
                                                    -------          --------

      Total Other Expense                               (20)             (183)
                                                    --------         ---------

(Loss)/Income Before Income Taxes                    (1,900)            1,058

Provision for Income Taxes                              120                 -
                                                   --------          --------

Net (Loss)/Income                                  $ (2,020)         $  1,058
                                                   =========         ========

(Loss)/Income Per Common Share -
   Basic and Assuming Dilution:

Net (Loss)/Income Per Common Share-Basic           $  (0.25)          $  0.13
                                                   =========          =======

Net (Loss)/Income Per Common Share-Dilutive        $  (0.25)          $  0.12
                                                   =========          =======


          See accompanying notes the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                  (Unaudited)        (Audited)
                                                   12/31/00           6/30/00
                                                   --------           -------
ASSETS

Current Assets:
   Cash                                          $      -           $    2,406
   Accounts Receivable                              3,975                7,359
   Costs and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts         12,833               10,455
   Inventories                                      3,094                2,559
   Prepaid Expenses and Other                         601                  449
                                                 --------           ----------
      Total Current Assets                         20,503               23,228
                                                 --------           ----------
Property, Plant and Equipment - Net                14,240               15,476

Other Assets                                          350                  531
                                                 --------           ----------
      Total Assets                               $ 35,093           $   39,235
                                                 ========           ==========









                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                 (In Thousands Except Share and Per Share Data)

                                                       (Unaudited)     (Audited)
                                                         12/31/00       6/30/00
                                                         --------       -------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Long-Term Debt                   $  1,462        $     --
   Accounts Payable                                       1,849           1,438
   Accrued Expenses and Other                             2,749           3,869
                                                       --------        --------
      Total Current Liabilities                           6,060           5,307

Deferred Income Taxes                                        80              80
Other Long-Term Liabilities                                  85             159
                                                       --------        --------

      Total Liabilities                                   6,225           5,546
                                                       --------        --------

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
   Preferred Stock, $.10 par; 1,000,000 shares
      authorized; none issued and outstanding                --              --
   Common Stock, $.10 par; 20,000,000
     shares authorized; issued and outstanding,
     8,545,705 and 8,481,067                                854             848
   Note Receivable from Stockholder                        (146)           (146)
   Capital in Excess of Par                              25,389          25,211
   Retained Earnings                                      5,680           7,776
   Treasury Stock, at cost (727,000 shares)              (2,909)             --
                                                       --------        --------
      Total Stockholders' Equity                         28,868          33,689
                                                       --------        --------

      Total Liabilities & Stockholders' Equity         $ 35,093        $ 39,235
                                                       ========        ========


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                 (In Thousands)
                                   (Unaudited)

                                                        Six Months    Six Months
                                                          Ended        Ended
                                                         12/31/00     12/31/99
                                                         --------     --------
Cash Flows From Operating Activities:
Net Income                                               $(2,011)     $  1,631
Items Not Requiring Cash:
   Depreciation                                            1,411         1,994
   Amortization                                               38           171
   (Gain)/Loss on Disposal of Equipment                     (137)            5
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                     3,384            37
   Costs and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts                (2,378)        1,598
   Inventories                                              (535)          165
   Prepaid Expenses and Other                                 (9)          (18)
   Accounts Payable                                          411        (1,704)
   Accrued Expenses and Other Long-Term Liabilities       (1,186)       (2,407)
                                                         -------      --------
Net Cash (Used In)/Provided By Operating Activities       (1,012)        1,472
                                                         -------      --------
Cash Flows From Investing Activities:
   Proceeds from Sales of Assets                             148            --
   Additions to Property, Plant and Equipment               (186)         (792)
                                                         -------      --------
Net Cash Used In Investing Activities                        (38)         (792)
                                                         -------      --------
Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock and
      Options Exercised                                      176            67
   Purchase of Treasury Stock                             (2,909)           --
   Dividends Paid                                            (85)           --
   Debt Issue Cost for Revolving Credit Facility              --           (87)
   Borrowings Under Revolving Credit Facility              1,955        21,585
   Repayments Under Revolving Credit Facility               (493)      (23,730)
                                                         -------      --------
Net Cash Used In Financing Activities                     (1,356)       (2,165)
                                                         -------      --------
Net Decrease in Cash                                      (2,406)       (1,485)

Cash at Beginning of the Period                            2,406         1,485
                                                         -------      --------
Cash at End of the Period                                $    --      $     --
                                                         =======      ========


                                                                  Continuted....

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999 (Continued)
                                 (In Thousands)
                                   (Unaudited)

                                                                  Six Months    Six Months
                                                                    Ended         Ended
                                                                   12/31/00      12/31/99
                                                                   --------      --------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                                        $      99       $ 377

Supplemental Schedule of Non Cash Financing Activities:
   Issuance of Director Equity Compensation                        $       8       $  52
   Purchase of Fixed Assets Through Capital Leases                 $       -       $ 254




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

         The Company has no other Comprehensive Income other than Net Income.

2.       Inventories

                                        12/31/00      6/30/00
                                        --------      -------
                                             (In Thousands)

               Work in Process           $   686      $    89
               Raw Materials               4,633        4,635
                                         -------      -------
               Total Gross Value           5,319        4,724
               Reserves                   (2,225)      (2,165)
                                         -------      -------
               Net Value                 $ 3,094      $ 2,559
                                         =======      =======

         Work in process inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market. Reserve balances are provided for excess and obsolete inventories.

3.          Debt

         On June 24, 1999, the Company entered into a revolving Credit Facility ("Credit Facility") with Mellon Bank, N.A. totaling $12.5 million and expiring on June 24, 2003. Available borrowings are based on a formula of accounts receivables and property, as defined in the Credit Facility, and were approximately $5.8 million at December 31, 2000. The outstanding balance under the Credit Facility as of December 31, 2000 was approximately $1.5 million.

         The Credit Facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce any outstanding balance under the Credit Facility.

         For the periods ended December 31, 2000, and September 30, 2000, the Company was not in compliance with certain financial covenants required under the Credit Facility. The Company resolved the first quarter non-compliance issue by obtaining a waiver for the financial defaults from Mellon Bank, N.A. The Company is currently negotiating with Mellon Bank, N.A. to amend the Credit Facility and the December 31, 2000 covenants and anticipates that any such amendment will result in a revision to the financial covenants such that the Company will be in compliance with such revised financial covenants. However, there can be no assurance that the Company will be successful in negotiating revised covenants under the Credit Facility.

4.       Income Taxes

         During the second quarter of fiscal year 2001, the Company recorded a tax provision of $120,000. This provision was recorded due to a valuation allowance for an alternative minimum tax credit which is necessary due to the uncertainty as to the ultimate realization of the tax credit. In addition, the Company has approximately $5.4 million of cumulative federal net operating loss carryforwards, which expire in 2013 and 2018. This amount is prior to any potential net operating losses generated in the current year.

5.       Unusual Expenses

         During fiscal year 1999, the Company implemented various cost reduction initiatives and changes in management including the relocation of the corporate headquarters and Instructional System Development Group from Wayne, Pennsylvania to the Company's principal System Design and Production Center in Orlando, Florida. The relocation was completed in September 1998. In addition, as a result of recurring net losses in the UK operations, the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the UK operations, which was completed in May 1999. Charges totaling $3.2 million in 1999 related primarily to employee termination benefits and lease termination costs. There were no additional charges during fiscal year 2000 or the first two quarters of fiscal year 2001.

         The following table sets forth the details and the cumulative activity in the remaining accrual associated with the wind-down of the UK operations and relocation of the Wayne Office in the Consolidated Balance Sheet at June 30, 2000 and December 31, 2000 (in thousands).

                    Balance at 6/30/00          $    142
                    Cash Reduction Payments          (93)
                    Non-Cash Activity                 (2)
                                                --------
                    Balance at 12/31/00         $     47
                                                ========

         On November 1, 2000, the Company reduced its operating costs by eliminating approximately 60 employee positions throughout the Company. This reduction in force affected approximately 24% of all employees and represents approximately $2.8 million in annual compensation costs. The employee termination benefits associated with the reduction in force totaled approximately $901,000 of which approximately $839,000 and $62,000 were recorded to cost of sales and selling, general and administrative expenses, respectively. The following table sets forth the details and the cumulative activity associated with the accrual of these termination costs.

                    Termination Benefits Incurred         $   901
                    Cash Reduction Payments                  (300)
                                                          -------
                    Balance at 12/31/00                   $   601
                                                          =======

         The balance of the accrued termination benefits is included in Accrued Expenses and Other. In addition to the November reduction in force, the Company previously terminated approximately 45 employees on July 14, 2000 affecting approximately 15% of all employees and approximately $1.5 million in annual compensation costs. The employee termination benefits associated with the July reduction in force totaled approximately $517,000 and were paid primarily during the first quarter of fiscal year 2001.

         6.   Business Segment Information

         The Company operates in one segment-training. This segment includes the design and manufacture of training simulators.

         Sales by Class of Customer

                                        Six Months Ended     Three Months Ended
                                      12/31/00    12/31/99  12/31/00   12/31/99
                                      --------    --------  --------   --------
                                                  (In Thousands)
         U.S. Department of Defense
         Direct                      $  5,765    $  3,262   $ 3,504    $ 1,260
         Subcontract                    9,254      17,984     4,044      9,798
                                     --------    --------   -------    -------
         Total Sales                 $ 15,019    $ 21,246   $ 7,548    $11,058
                                     ========    ========   =======    =======

         Export Sales from the U.S. were not material for the three-month and six-month periods ended December 31, 2000 and December 31, 1999. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $219,000 and $416,000 for the three-month and six-month periods ended December 31, 1999, respectively. There were no Foreign Military Sales for the three-month and six-month periods ended December 31, 2000.

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

7.       Earnings Per Share

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

         The weighted-average number of common shares outstanding for each period presented is as follows:

                              Six Months Ended            Three Months Ended
                         12/31/00      12/31/99        12/31/00      12/31/99
                         --------      --------        --------      --------

           Basic         8,223,757     8,418,345      8,067,825     8,424,088
           Dilutive      8,223,757     8,470,330      8,067,825     8,472,827

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

a)          Material Changes in Financial Condition

            During the six-month period ended December 31, 2000, the Company's principal source of cash was collections on accounts receivable and borrowings on the Credit Facility. The principal uses of these funds were to make vendor and payroll payments, lease termination and contract novation payments and treasury stock purchases.

            The cash balance decreased since fiscal year end 2000 primarily due to the repurchase of stock in the first two quarters of fiscal year 2001.

            Accounts receivable decreased in the six-month period ended December 31, 2000 primarily as a result of receipts on the Javelin Multi-Year 1 and F-18 programs, which were essentially completed by December 31, 2000.

            Costs and estimated earnings in excess of billings increased in the six-month period ended December 31, 2000 primarily due to the timing of billings on the EST program and the start-up of the Javelin Multi-Year 2 program which had significant material purchases during the second quarter of fiscal year 2001.

            Inventories increased since fiscal year end 2000 primarily due to unabsorbed overhead, which will be charged to programs during the balance of the year.

            Prepaid   expenses  and  other   increased   primarily  due  to  the
            pre-payment of certain property taxes.

            Other assets decreased since fiscal year 2000 primarily due to the amortization of loan costs and other deferred charges.

            Accounts payable increased since fiscal year end 2000 due to increased material purchases primarily on the EST and Javelin Multi-Year 2 programs.

            Accrued expenses decreased since fiscal year end 2000 primarily as a result of the payment of incentives earned in fiscal year 2000 as well as novation and lease termination payments made associated with the wind down of the UK division. (See Note 5 to the Consolidated Financial Statements.)

            Liquidity and Capital Resources

            During the remainder of fiscal year 2001, the Company anticipates spending approximately $300,000 for new machinery and equipment and to continue to refurbish the Orlando facility.

            For the periods ended December 31, 2000, and September 30, 2000, the Company was not in compliance with certain financial covenants required under the Credit Facility. The Company resolved the first quarter non-compliance issue by obtaining a waiver for the financial defaults from Mellon Bank, N.A. The Company is currently negotiating with Mellon Bank, N.A. to amend the Credit Facility and the December 31, 2000 covenants and anticipates that any such amendment will result in a revision to the financial covenants such that the Company will be in compliance with such revised financial covenants. In the event the Company is not successful in negotiating revised covenants with its current lender, the debt may become immediately due and payable. In such an event, the Company would seek alternative sources of financing or capital funding to continue to fund operations. However, there can be no assurance that the Company could obtain such financing.

            Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that if it is successful in revising the financial covenants under the Credit Facility such that the Company will be in compliance with such revised financial covenants, the funds available under the Credit Facility and the Company's projected cash flows, including funds generated from operations, will be sufficient to meet planned capital commitments and working capital requirements for the foreseeable future. However, there can be no assurance that the Company will be successful in negotiating revised covenants under the Credit Facility.

b)          Material Changes in Results of Operations.

            Sales decreased 32% or $3.5 million and 29% or $6.2 million for the three-month and six-month periods ended December 31, 2000, respectively, as compared to the same periods ended December 31, 1999. The reduction in sales is primarily due to the completion of the Javelin Multi-Year 1 and AGTS contracts, and the delay in the award of the Javelin Multi-Year 2 program.

            Gross profit decreased 89% and 61% during the three-month and six-month periods ended December 31, 2000, respectively, as compared to the same periods ended December 31, 1999. In addition, gross profit as a percentage of sales decreased to 3% and 17% during the three-month and six-month periods ended December 31, 2000, respectively, as compared to 33% and 31% for the same periods ended December 31, 1999. The decreases are due to reduced volume and higher overhead absorption rates. The overhead rate increased primarily due to the $1.4 million of severance costs incurred in fiscal year 2001 and a 40% decrease in projected direct labor base. Also, additional losses were recorded in fiscal year 2001 related to the development phase of the EST program.

            Interest expense decreased 74% and 76% during the three-month and six-month periods ended December 31, 2000, respectively, as compared to the same periods ended December 31, 1999. This decrease is primarily a result of the Company maintaining a positive cash balance for the first five months of fiscal year 2001.

            Other-Net increased 42% and 260% during the three-month and six-month periods ended December 31, 2000, respectively, as compared to the same period ended December 31, 1999. This change is primarily a result of gains on the sale of certain fixed assets and translation gains on foreign exchange transactions in fiscal year 2001, whereas the Company suffered translation losses in fiscal year 2000.

            The tax provision recorded during the second quarter of fiscal year 2001 is due to a valuation allowance for an alternative minimum tax credit of $120,000 paid for the fiscal year ended June 30, 2000. This valuation allowance was recorded due to the uncertainty as to the ultimate realization of the tax credit. In addition, the Company has approximately $5.4 million of cumulative federal net operating loss carryforwards, which expire in 2013 and 2018. This amount is prior to any potential net operating losses generated in the current year.

c)          Certain Factors That May Affect Future Operating Results

            The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

            A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, general economic conditions, changes in government spending, borrowing availability under the Credit Facility, cancellation of weapons programs, delays in contract awards, delays in the acceptance process of contract deliverables, the Company's continued ability to develop and introduce products, the introduction of new products by competitors, pricing practices of competitors, the cost and availability of parts and the Company's ability to control costs.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to interest rate risk on its borrowings under the Credit Facility. The Credit Facility has a floating interest rate based on prevailing market rates. Accordingly, the carrying value of the debt is generally not affected by fluctuations in interest rates. However, such changes in interest rates could affect future interest expense and hence earnings and cash flows.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on November 8, 2000, the following proposals were adopted by the vote specified below:

                                        Votes          Votes                 Broker
           Proposal                     For            Against    Abstain   NonVotes

(1)   To elect the Board of Directors

           Julian J. Demora             7,546,921      61,408        -       196,221
           James C. Garrett             7,607,466         863        -       135,676
           James R. Henderson           7,602,103       6,226        -       141,039
           Jesse L. Krasnow             7,607,084       1,245        -       136,058
           Warren G. Lichtenstein       7,548,390      59,939        -       194,752
           Merrill A. McPeak            7,517,824      90,505        -       225,318
           Robert F. Mehmel             7,601,203       7,126        -       141,939

(2) To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants for the fiscal year ending June 30, 2001.

                                        7,713,546       19,583       10,013  396,697

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ECC INTERNATIONAL CORP.




Date: February 6, 2001                      /s/ Melissa Van Valkenburgh
                                                ---------------------------
                                            Melissa Van Valkenburgh
                                            Chief Financial Officer