Form 10-Q
period 2001-03-31
ECC INTERNATIONAL CORP
filed 2001-05-15
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended             MARCH 31, 2001
                                      ----------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                    -----------------    --------------------

Commission File Number:                     001-8988
                        -----------------------------------------------------

                             ECC INTERNATIONAL CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    23-1714658
--------------------------------------      -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

2001 WEST OAK RIDGE ROAD, ORLANDO, FL                            32809-3803
----------------------------------------                          ----------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         As of May 10, 2001 there were 7,823,785 shares of the Registrant's Common Stock, $.10 par value per share outstanding.

                          PART I. FINANCIAL STATEMENTS
                          ITEM 1. FINANCIAL STATEMENTS
                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                                           Nine Months    Nine Months
                                                              Ended           Ended
                                                              3/31/01        3/31/00
                                                           -----------    -----------
Sales                                                         $ 20,768       $ 31,134

Cost of Sales                                                   17,352         20,573
                                                              --------       --------

Gross Profit                                                     3,416         10,561
                                                              --------       --------
Expenses:
   Selling, General & Administrative                             6,755          6,677
   Independent Research and Development                            537            286
                                                              --------       --------
      Total Expenses                                             7,292          6,963
                                                              --------       --------
Operating (Loss)/Income                                         (3,876)         3,598
                                                              --------       --------
Other Income/(Expense):
   Interest Income                                                  59             29
   Interest Expense                                               (275)          (597)
   Other - Net                                                     145            (88)
                                                              --------       --------
      Total Other Income/(Expense)                                 (71)          (656)
                                                              --------       --------
(Loss)/Income Before Income Taxes                               (3,947)         2,942

Provision for Income Taxes                                         120             --
                                                              --------       --------
Net (Loss)/Income                                             $ (4,067)      $  2,942
                                                              ========       ========
(Loss)/Income Per Common Share -
   Basic and Assuming Dilution:

Net (Loss)/Income Per Common Share-Basic                      $  (0.49)      $   0.35
                                                              ========       ========
Net (Loss)/Income Per Common Share-Dilutive                   $  (0.49)      $   0.35
                                                              ========       ========


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (In Thousands Except Per Share Data)
                                   (Unaudited)



                                                       Three Months        Three Months
                                                          Ended               Ended
                                                         3/31/01             3/31/00
                                                       ------------        ------------
Sales                                                    $ 5,749             $ 9,888

Cost of Sales                                              4,886               5,958
                                                         -------             -------
Gross Profit                                                 863               3,930
                                                         -------             -------
Expenses:
   Selling, General & Administrative                       2,444               2,334
   Independent Research and Development                      305                 137
                                                         -------             -------
      Total Expenses                                       2,749               2,471
                                                         -------             -------
Operating (Loss)/Income                                   (1,886)              1,459
                                                         -------             -------
Other Income/(Expense):
   Interest Income                                             2                   5
   Interest Expense                                         (170)               (158)
   Other - Net                                                (1)                  4
                                                         -------             -------
      Total Other Expense                                   (169)               (149)
                                                         -------             -------
(Loss)/Income Before Income Taxes                         (2,055)              1,310

Provision for Income Taxes                                    --                  --
                                                         -------             -------
Net (Loss)/Income                                        $(2,055)            $ 1,310
                                                         =======             =======

(Loss)/Income Per Common Share -
   Basic and Assuming Dilution:

Net (Loss)/Income Per Common Share-Basic                 $ (0.26)            $  0.16
                                                         =======             =======
Net (Loss)/Income Per Common Share-Dilutive              $ (0.26)            $  0.15
                                                         =======             =======


        See accompanying notes to the consolidated financial statements.

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                     (Unaudited)       (Audited)
                                                       3/31/01          6/30/00
                                                     -----------       ---------
ASSETS

Current Assets:
   Cash                                               $    --            $ 2,406
   Accounts Receivable                                  5,405              7,359
   Costs and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts              9,899             10,455
   Inventories                                          3,315              2,559
   Prepaid Expenses and Other                             558                449
                                                      -------            -------

      Total Current Assets                             19,177             23,228
                                                      -------            -------

Property, Plant and Equipment - Net                    13,718             15,476

Other Assets                                              158                531
                                                      -------            -------

      Total Assets                                    $33,053            $39,235
                                                      =======            =======


                                                                    Continued...

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                 (In Thousands Except Share and Per Share Data)

                                                                  (Unaudited)            (Audited)
                                                                    3/31/01               6/30/00
                                                                  -----------            ---------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Long-Term Debt                                $  2,520             $     --
   Accounts Payable                                                    1,456                1,438
   Accrued Expenses and Other                                          2,123                3,869
                                                                    --------             --------
      Total Current Liabilities                                        6,099                5,307

Other Long-Term Liabilities                                              133                  239
                                                                    --------             --------
      Total Liabilities                                                6,232                5,546
                                                                    --------             --------

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
   Preferred Stock, $.10 par; 1,000,000 shares
      authorized; none issued and outstanding                             --                   --
   Common Stock, $.10 par; 20,000,000
     shares authorized; 8,550,785 (8,481,067 at 6/30/00)
     shares issued and 7,823,785 (8,481,067 at 6/30/00)
     shares outstanding                                                  855                  848
   Note Receivable from Stockholder                                     (168)                (146)
   Capital in Excess of Par                                           25,418               25,211
   Retained Earnings                                                   3,625                7,776
   Treasury Stock, at cost (727,000 shares)                           (2,909)                  --
                                                                    --------             --------
      Total Stockholders' Equity                                      26,821               33,689
                                                                    --------             --------
      Total Liabilities & Stockholders' Equity                      $ 33,053             $ 39,235
                                                                    ========             ========


        See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (In Thousands)
                                   (Unaudited)




                                                               Nine Months          Nine Months
                                                                  Ended                Ended
                                                                 3/31/01              3/31/00
                                                               -----------          -----------
Cash Flows From Operating Activities:
Net (Loss)/Income                                              $ (4,066)            $  2,942
Items Not Requiring Cash:
   Depreciation                                                   2,058                2,979
   Amortization                                                     113                  311
   (Gain)/Loss on Disposal of Equipment                            (135)                   5
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                            1,933               (4,386)
   Costs and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts                          556                2,497
   Inventories                                                     (756)                 951
   Prepaid Expenses and Other                                       151                 (279)
   Accounts Payable                                                  17               (2,232)
   Accrued Expenses and Other Long-Term Liabilities              (1,843)              (2,793)
                                                               --------             --------
Net Cash Used In Operating Activities                            (1,972)                  (5)
                                                               --------             --------
Cash Flows From Investing Activities:
   Proceeds from Sales of Assets                                    149                   --
   Additions to Property, Plant and Equipment                      (314)                (917)
                                                               --------             --------
Net Cash Used In Investing Activities                              (165)                (917)
                                                               --------             --------
Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock and
      Options Exercised                                             205                   67
   Purchase of Treasury Stock                                    (2,909)                  --
   Dividends Paid                                                   (85)                  --
   Debt Issue Cost for Revolving Credit Facility                     --                  (87)
   Borrowings Under Revolving Credit Facility                    10,833               30,542
   Repayments Under Revolving Credit Facility                    (8,313)             (31,085)
                                                               --------             --------
Net Cash Used In Financing Activities                              (269)                (563)
                                                               --------             --------
Net Decrease in Cash                                             (2,406)              (1,485)
Cash at Beginning of the Period                                   2,406                1,485
                                                               --------             --------
Cash at End of the Period                                      $     --             $     --
                                                               ========             ========


                                                                   Continued....

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Continued)
                                 (In Thousands)
                                   (Unaudited)




                                                                Nine Months    Nine Months
                                                                  Ended          Ended
                                                                 3/31/01        3/31/00
                                                               ------------   ------------

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                                        $262           $555

Supplemental Schedule of Non Cash Financing Activities:
   Issuance of Director Equity Compensation                        $ 12           $ 71
   Purchase of Fixed Assets Through Capital Leases                 $ --           $254




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

         The Company has no other Comprehensive Income other than Net Income.

2.       Inventories

                                                  3/31/01       6/30/00
                                                  -------       -------
                                                      (In Thousands)

         Work in Process                          $   937       $    89
         Raw Materials                              4,563         4,635
                                                  -------       -------

         Total Gross Value                          5,500         4,724
         Reserves                                  (2,184)       (2,165)
                                                  -------       -------
         Net Value                                $ 3,316       $ 2,559
                                                  =======       =======



         Work in process inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market. Reserve balances are provided for excess and obsolete inventories.

3.       Debt

         On June 24, 1999, the Company entered into a revolving Credit Facility ("Credit Facility") with Mellon Bank, N.A. totaling $12.5 million and expiring on June 24, 2003. Available borrowings are based on a formula of accounts receivables and property, as defined in the Credit Facility, and were approximately $4.8 million at March 31, 2001. The outstanding balance under the Credit Facility as of March 31, 2001 was approximately $2.5 million.

         The Credit Facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce outstanding balances under the Credit Facility.

         The Company was not in compliance with certain financial covenants required under the Credit Facility for the periods ended September 30, 2000, December 31, 2000, and March 31, 2001. The Company resolved the non-compliance issue for the first and second quarters by obtaining amendments from Mellon Bank, N.A. The Company is currently negotiating with Mellon Bank, N.A., to amend the Credit Facility in order to resolve the March 31, 2001 non-compliance issue and expects to complete negotiations before the end of May 2001.

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

5.       Unusual Expenses

         During fiscal year 1999, the Company implemented various cost reduction initiatives and changes in management including the relocation of the corporate headquarters and Instructional System Development Group from Wayne, Pennsylvania to the Company's principal System Design and Production Center in Orlando, Florida. The relocation was completed in September 1998. In addition, as a result of recurring net losses in the UK operations, the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the UK operations, which was completed in May 1999. Charges totaling $3.2 million in 1999 related primarily to employee termination benefits and lease termination costs. There were no additional charges during fiscal year 2000 or the first three quarters of fiscal year 2001.

         The following table sets forth the details and the cumulative activity in the remaining accrual associated with the wind-down of the UK operations and relocation of the Pennsylvania office in the Consolidated Balance Sheet at June 30, 2000 and March 31, 2001 (in thousands):

                                     Facility Lease Obligations
                                     --------------------------

         Balance at 6/30/00                     $ 142
         Cash Reduction Payments                 (140)
         Non-Cash Activity                         (2)
                                                -----
         Balance at 9/30/00                     $  --
                                                =====

         On November 1, 2000, the Company reduced its operating costs by eliminating approximately 60 employee positions throughout the Company. This reduction affected approximately 24% of all employees and represents approximately $2.8 million in annual compensation costs. The employee termination benefits associated with the reduction in force totaled approximately $901,000 of which approximately $839,000 and $62,000 were recorded to cost of sales and selling, general and administrative expenses, respectively.

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

         The following table sets forth the details and the cumulative activity associated with the accrual of these termination costs (in thousands):

         Termination Benefits Incurred                $ 1,418
         Cash Reduction Payments                       (1,239)
                                                      -------
         Balance at 3/31/01                           $   179
                                                      =======

6.       Business Segment Information

         The Company operates in one segment-training. This segment includes the design and manufacture of training simulators.

         Sales by Class of Customer (in thousands):


                                                        Nine Months Ended          Three Months Ended
                                                      ----------------------      -------------------
                                                      3/31/01        3/31/00      3/31/01     3/31/00
                                                      -------        -------      -------     -------
         U.S. Department of Defense
          Direct                                       $ 9,268      $ 4,075      $3,504      $  813
          Subcontract                                   11,500       27,059       2,245       9,075
                                                       -------      -------      ------      ------
           Total Sales                                 $20,768      $31,134      $5,749      $9,888
                                                       =======      =======      ======      ======


         Export Sales from the U.S. were not material for the three-month and nine-month periods ended March 31, 2001 and March 31, 2000. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $416,000 for the nine-month period ended March 31, 2000. There were no Foreign Military Sales for the three-month and nine-month periods ended March 31, 2001.

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

7.       Earnings Per Share

         Basic earnings/(loss) per common share is computed by dividing net earnings/(loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per share is computed by dividing net earnings/(loss) available to common stockholders by the weighted-average number of common shares outstanding during the period adjusted for the number of shares that would have been outstanding if the dilutive potential common shares had been issued. The diluted earnings earnings/(loss) per share does not assume the exercise of options that would have an antidilutive effect on earnings earnings/(loss) per share.

         The weighted-average number of common shares outstanding for each period presented is as follows:


                                               Nine Months Ended            Three Months Ended
                                             ----------------------        ----------------------
                                             3/31/01        3/31/00        3/31/01        3/31/00
                                             -------        -------        -------        -------
         Basic                              8,327,241      8,428,796      7,821,553      8,449,888
         Dilutive                           8,327,241      8,479,979      7,821,553      8,499,917


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

a)       MATERIAL CHANGES IN FINANCIAL CONDITION

         During the nine-month period ended March 31, 2001, the Company's principal source of cash was collections on accounts receivable and borrowings on the Credit Facility. The principal uses of these funds were for vendor and payroll payments, lease termination and contract novation payments and treasury stock purchases.

         The Company's cash balance decreased since fiscal year end 2000 primarily due to the repurchase of stock in the first two quarters of fiscal year 2001.

         Accounts receivable decreased in the nine-month period ended March 31, 2001 primarily as a result of receipts on the Javelin Multi-Year 1 and F-18 programs, which were essentially completed by December 31, 2000.

         Property, plant and equipment decreased since fiscal year end 2000 primarily due to disposals of equipment and minimal new assets purchased during fiscal year 2001.

         Accrued expenses decreased since fiscal year end 2000 primarily as a result of the payment of incentives earned in fiscal year 2000 as well as novation and lease termination payments associated with the wind down of the UK division. (See Note 5 to the Consolidated Financial Statements.) In addition, accrued wages decreased since fiscal year end 2000 primarily due to the reductions in workforce during the first half of fiscal year 2001.

         LIQUIDITY AND CAPITAL RESOURCES

         In April 2001, the Company signed a purchase agreement for the sale of its facilities and is negotiating a long-term lease back of a portion of the space. This transaction may close prior to fiscal 2001 year end.

         During the remainder of fiscal year 2001, the Company anticipates spending approximately $500,000 for refurbishment of the Orlando facility and new machinery and equipment.

         Other than as stated above, the Company currently has no other material commitments for capital expenditures. Assuming that the Company and Mellon Bank, N.A., amend the Credit Facility to resolve the March 31, 2001 non-compliance issue, Management believes that the funds available under the Credit Facility and the Company's projected cash flows (including funds generated from operations) will be sufficient to meet planned capital commitments and working capital requirements for the foreseeable future.

b)       MATERIAL CHANGES IN RESULTS OF OPERATIONS.

         Sales decreased 42% or $4.1 million and 33% or $10.4 million for the three-month and nine-month periods ended March 31, 2001, respectively, as compared to the same periods ended March 31, 2000. The reduction in sales is primarily due to the completion of the Javelin Multi-Year 1, F-18, UK Combined Arms Tactical Trainer (UKCATT) and AGTS contracts, and the delay in the award of the Javelin Multi-Year 2 program.

         Gross profit as a percentage of net sales was 15% and 16% for the three-month and nine-month periods ended March 31, 2001, respectively, as compared to 40% and 34% for the same periods ended March 31, 2000. The lower margins in fiscal year 2001 are primarily a result of reduced volume and higher overhead absorption rates. The overhead rate increased primarily due to $1.4 million of severance cost incurred in fiscal year 2001 and a 36% decrease in the projected direct labor base. Also, additional losses were recorded in fiscal year 2001 related to completion of the EST system development.

         Independent research and development expenses increased 124% and 88% for the three-month and nine-month periods ended March 31, 2001, respectively, due primarily to research in the area of new simulation technologies.

         Interest expense decreased 54% during the nine-month period ended March 31, 2001 as compared to the same period ended March 31, 2000. This decrease is primarily a result of the Company maintaining a positive cash balance for the first five months of fiscal year 2001.

         Other-Net increased 265% during the nine-month period ended March 31, 2001 as compared to the same period ended March 31, 2000. This change is primarily a result of gains on the sale of certain fixed assets and translation gains on foreign exchange transactions in fiscal year 2001, whereas the Company suffered translation losses in fiscal year 2000.

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

c)       CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements.

         A number of uncertainties exist that could affect the Company's future operating results including, without limitation, general economic conditions, changes in government spending, borrowing availability under and compliance with the Credit Facility, cancellation of weapons programs, delays in contract awards, delays in the acceptance process of contract deliverables, the Company's continued ability to develop and introduce products, the introduction of new products by competitors, pricing practices of competitors, the cost and availability of parts and the Company's ability to control costs.

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

                           PART II. OTHER INFORMATION
                             ECC INTERNATIONAL CORP.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  EXHIBIT 99.1 - Purchase and Sale Agreement between ECC International Corp., Panther Oak Ridge, Inc., and Oak Ridge Investment Associates, LLC., signed March 27, 2001.

                  EXHIBIT 99.2 - Employment Agreement between ECC International Corp., and James C. Garrett dated May 3, 2001.

                  EXHIBIT 99.3 - Change of Control Contract between ECC International Corp., and James C. Garrett dated, May 3, 2001.

         b.       Reports on Form 8-K

                  None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ECC INTERNATIONAL CORP.




Date                                           /s/ MELISSA VAN VALKENBURGH
       -----------------------                ---------------------------------
                                              Melissa Van Valkenburgh
                                              Chief Financial Officer

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ECC INTERNATIONAL CORP.




Date   5-15-01                                 /s/ MELISSA VAN VALKENBURGH
       -----------------------                ---------------------------------
                                              Melissa Van Valkenburgh
                                              Chief Financial Officer