Form 10-K
period 2001-06-30
ECC INTERNATIONAL CORP
filed 2001-10-15
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        June 30, 2001
                          ------------------------------------------------------


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------  --------------------------


Commission file number                    001-8988
                       ---------------------------------------------------------


                             ECC INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

                              Delaware                                              23-1714658
------------------------------------------------------------------------------------------------------------
(State of other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)

           2001 West Oak Ridge Road, Orlando, Florida                               32809-3803
------------------------------------------------------------------------------------------------------------
             (Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code         (407) 859-7410
                                                   ----------------------------


Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
Common Stock, $.10 par value                  American Stock Exchange
-----------------------------         -----------------------------------------



           Securities registered pursuant to Section 12(g) of the Act:
                                      None
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 17, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $16,586,570. (This figure was computed on the basis of the closing price for the Registrant's Common Stock on September 17, 2001, using the number of shares held by stockholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding Common Stock. The characterization of such officers, directors and 10% stockholders as affiliates is for purposes of the computation only and should not be construed as an admission for any purpose whatsoever that any of such persons are, in fact, affiliates of the Registrant.)

As of September 17, 2001, there were 7,830,285 shares of the Registrant's Common Stock, $0.10 par value per share, outstanding.

Information with respect to directors in Item 10 and the information required by Items 11-13 is incorporated by reference to the definitive proxy statement of the Registrant to be filed with the Commission in connection with its Annual Meeting of Stockholders scheduled for November 30, 2001.

The Exhibit Index is located on pages 38 through 41.

PART I

ITEM 1        BUSINESS

(A)      GENERAL DEVELOPMENT OF BUSINESS

(1) ECC International Corp, a Delaware corporation organized in 1969 (the "Company" or "ECC"), designs, manufactures and markets computer controlled simulators used primarily for training personnel to perform maintenance and operator procedures on military weapons systems. The Company's simulators measure performance as a trainee operates the equipment, conducts equipment tests, diagnoses programmed malfunctions and takes corrective actions. The Company's equipment is used by all four branches of the U.S. Department of Defense as well as numerous foreign governments for familiarization, operator training and maintenance training for aircraft, missiles, tanks, combat vehicles and small arms weapons. The Company's systems also have application in industrial and vocational training programs, such as control room simulators for power plants and law enforcement training.

         The Company also offers training and educational products to purchasers of its simulators and to others. These products consist of the development of training programs and curricula, development of multimedia programs and computer based training, preparation of training handbooks and instruction on the use of the Company's simulators.

         The Company designs and manufactures substantially all of the components of its simulator systems, with the exception of certain equipment such as commercially available computers, CRTs, disk drives and printers, which it purchases. The Company is not dependent on any one supplier for raw materials or computer related equipment used in or sold as part of its systems. The Company's systems are marketed through a direct sales force and independent international sales representatives.

         The Company was not in compliance with certain financial covenants during fiscal year 2001. The Company is in the process of resolving the non-compliance issues by negotiating amended covenants and a reduced Credit Facility limit. Negotiations are expected to be completed by November 1, 2001. Based on the Company's positive cash balance since July 13, 2001, and the positive cash projections for the balance of fiscal year 2002, it appears that operational cash requirements can be funded internally and minimal borrowings are required.

         During fiscal year 1999, the Company completed the wind-down of its U.K. operation, ECC Simulation Limited (the "U.K. operation"). See Note 15 in the Notes to the Consolidated Financial Statements.

         During fiscal year 1998, the Company completed the sale of the fixed assets, inventory and trade receivables of the Company's vending operation. The sale of the vending operation was accounted for as a discontinued operation and accordingly, the vending operations were segregated in the accompanying Selected Financial Data.

(2)      Not applicable

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates only in the training segment. This segment includes the design and manufacture of training simulators and the development of training programs and curricula. See Note 12 in the Notes to the Consolidated Financial Statements.

(C)      NARRATIVE DESCRIPTION OF BUSINESS

         (1)      (i)      Principal Products, Services and Revenue Sources

                           See the information set forth above in Item 1(a) and
                           (b).

                  (ii)     New Products

                           Not applicable.

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

                           Not applicable.

                  (v)      Seasonality of Business

                           The Company's business is not seasonal in nature.

                  (vi)     Working Capital Practices

                           The Company's working capital practices are similar to other government contractors.

                  (vii)    Dependence on Customer

                           The Company's training business is government related and channeled to the Company principally through the United States Department of Defense. For the fiscal year ended June 30, 2001, 41% of sales were made directly to the U.S. Department of Defense, while 59% of sales were made to various other contractors for ultimate use by the U.S. Department of Defense. Within the U.S. Department of Defense, there are various agencies that are "customers" of the Company, with the largest being the U.S. Navy and the U.S. Army. The largest prime contractors that are customers of the Company are Lockheed Martin Corporation and Raytheon/Lockheed Martin JAVELIN Joint Venture. See Note 12 in the Notes to the Consolidated Financial Statements.

                  (viii)   Backlog

                           At June 30, 2001, the Company's backlog (which represents that portion of outstanding contracts not yet included in revenue) was approximately $103 million of which $85 million represented contract options. At June 30, 2000, the Company's backlog was $86 million of which $64 million represented contract options. It is anticipated that approximately 85% of the backlog, exclusive of contract options, at June 30, 2001 will be delivered during the fiscal year ending June 30, 2002.

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

                  (x)      Competitive Conditions

                           The Company competes with a large number of firms. Many of the Company's competitors are substantially larger and have greater financial resources. Competition is based upon both price and performance considerations. Positive factors pertaining to the Company's competitive position are that the Company has a large base of installed systems and substantially more experience than its competitors in the computer controlled maintenance simulation field. The Company believes that this defense segment continues to have growth potential and expects to see new competitors in this market.

                  (xi)     Independent Research and Development (IR&D)

                           During the fiscal years ended June 30, 2001, 2000, and 1999, approximately $957,000, $376,000 and
                           $803,000, respectively, was spent on Company sponsored research activities, including manufacturing, engineering and software development relating to the development of new products and product enhancements. During both fiscal years 2001 and 2000, the Company did not have any customer sponsored research activities. During the fiscal year ended June 30, 2001, the Company employed the equivalent of four (4) full-time professional employees whose prime responsibility was in research and development activities. In addition, from time to time the Company utilizes the specialized skills of many of its other employees and contract personnel on a limited engagement basis.

                  (xii)    Environment

                           Not Applicable.

                  (xiii)   Number of Persons Employed

                           As of June 30, 2001, the Company employed approximately 200 persons.

(D)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
         SALES

         Export sales were immaterial to the Company's gross sales. See Note 12 in the Notes to the Consolidated Financial Statements.

ITEM 2        PROPERTIES

The Company owns its simulation development and manufacturing facilities, which are situated on 25 acres in Orlando, Florida. The main plant facility totals 398,086 square feet. Ancillary buildings on the property total 69,847 square feet. The Company subleases the 72,500 square foot facility previously used by the former vending operation in Orlando, Florida. The Company considers the capacity of its facilities to exceed its present needs and is in the process of attempting to sell the facilities to a third party with a long term leaseback of approximately 150,000 square feet. To date, the Company has no agreements, commitments or understandings with respect to the sale of the facility.

ITEM 3        LEGAL PROCEEDINGS

Currently, the Company is not a party to any material pending legal proceedings.

ITEM 4        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no vote of security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS AND KEY MANAGEMENT EMPLOYEES OF THE REGISTRANT

Each of the following officers and key management employees of the Company was elected by the Board of Directors and serves at the discretion of the Board.

NAME                                  AGE            POSITION WITH THE REGISTRANT                  OFFICER SINCE
----                                  ---            ----------------------------                  -------------

Dr. James C.  Garrett                 56             President, Chief Executive                           1998
                                                     Officer and Director

Glenn C. Andrew                       53             Executive Vice President                             1998

Melissa A. Van Valkenburgh            48             Vice President, Finance                              1999
                                                     Chief Financial Officer

Stephen R. Stankiewicz                52             Vice President, Business Development                 2000

Dr. Garrett assumed his position in June 1998; Mr. Andrew assumed his position in October 1998; Ms. Van Valkenburgh assumed her position in March 1999; and Mr. Stankiewicz assumed his position in May 2000.

DR. GARRETT has had an extensive career in the defense and aerospace industries spanning over 29 years. Prior to joining ECC, he served as Vice President and General Manager of the Raytheon E-Systems Communications Division, a position to which he was named in 1991, with responsibility for a broad range of projects. During the course of a twenty-year career with Rockwell International Corporation, Dr. Garrett served as Vice President of the Command and Control Systems, Satellite and Secure Systems, Tactical Products and Engineering Divisions.

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

PART II

ITEM 5        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

(A)    MARKET INFORMATION

The Common Stock of the Company is currently listed on the American Stock Exchange (symbol ECC). Prior to November 6, 2000, the Company was listed on the New York Stock Exchange. The price range of the Common Stock during the last two fiscal years was as follows:

                QUARTER ENDED              HIGH          LOW
                -------------              ----          ---

                June 30, 2001             $ 3.66        $ 3.25
                March 31, 2001              3.88          3.41
                December 31, 2000           4.00          3.13
                September 30, 2000          4.00          2.81
                June 30, 2000               3.75          3.00
                March 31, 2000              4.00          3.06
                December 31, 1999           3.81          3.06
                September 30, 1999          4.19          3.06


Common Stock prices shown above are the last daily sales prices on the American or New York Stock Exchange. During the fiscal year ended June 30, 2001, the Company repurchased 727,000 shares of Common Stock through open-market purchases.

(B)    HOLDERS

As of September 15, 2001, the Company had approximately 863 stockholders of record of its Common Stock based on the transfer agent's listings. The Company believes its shares are beneficially held by several thousand additional stockholders based on broker dealer demand for proxy materials in 2000.

(C)    DIVIDENDS

No cash dividends have been declared on the Company's common stock during the last six years. Under the Company's Credit Facility, the Company is not permitted to pay cash dividends. See Note 7 in the Notes to the Consolidated Financial Statements.

ITEM 6     SELECTED FINANCIAL DATA
(In Thousands, Except Per Share Data)

                                                            Years Ended June 30,
Operating Data:
---------------
Continuing Operations:                   2001          2000          1999             1998           1997
---------------------                  --------       -------      --------       ----------       --------
Net Sales                              $ 28,736       $40,876      $ 48,676       $   52,618       $ 72,550
Operating Income/(Loss)                  (6,876)        3,985        (3,874)         (13,775)        (3,510)
Net Income/(Loss)                        (7,139)        3,389        (3,546)         (12,409)        (4,584)

Discontinued Operations:
------------------------
Net Sales                                    --            --            --               --         10,540
Operating Income/(Loss)                      --            --            --               --         (5,830)
Net Income/(Loss)                            --            --            --             (407)        (3,951)

Per Share Data Basic:
--------------------
Weighted Average Number of
   Common Shares Outstanding              8,025         8,436         8,346            8,174          7,916
Earnings/(Loss) Per Common Share
   Continuing Operations               $  (0.89)      $  0.40      $  (0.42)      $    (1.52)      $  (0.58)
Earnings/(Loss) Per Common Share
   Discontinued Operations                   --            --            --            (0.05)         (0.50)
                                       --------       -------      --------       ----------       --------
Earnings/(Loss) Per Common Share       $  (0.89)      $  0.40      $  (0.42)      $    (1.57)      $  (1.08)
                                       ========       =======      ========       ==========       ========
Cash Dividends Per Common Share        $     --       $    --      $     --       $       --       $     --
                                       ========       =======      ========       ==========       ========

Per Share Data-Assuming Dilution:
---------------------------------
Weighted Average Number of
   Common Shares Outstanding              8,025         8,485         8,346            8,174          7,916
Earnings/(Loss) Per Common Share
   Continuing Operations               $  (0.89)      $  0.40      $  (0.42)      $    (1.52)      $  (0.58)
Earnings/(Loss) Per Common
   Share Discontinued Operations             --            --            --            (0.05)         (0.50)
                                       --------       -------      --------       ----------       --------
Earnings/(Loss) Per Common Share       $  (0.89)      $  0.40      $  (0.42)      $    (1.57)      $  (1.08)
                                       ========       =======      ========       ==========       ========


                                                              As of June 30

Balance Sheet Data:                     2001         2000         1999         1998         1997
------------------                     -------      -------      -------      -------      -------
Total Assets                           $27,772      $39,235      $48,713      $64,358      $82,034
Working Capital                        $10,391      $17,921      $13,063      $11,385      $35,357
Long-Term Debt                         $    --      $    --      $    --      $    --      $16,640
Stockholders' Equity                   $23,772      $33,689      $30,087      $33,437      $45,546

As a result of the Company's sale of its vending operation during fiscal year 1998, the vending operation was accounted for as a discontinued operation beginning in fiscal year 1997. Accordingly, the vending operation was segregated in the Consolidated Statements of Operations.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Operating Results."

(A) (1) AND (2) LIQUIDITY AND CAPITAL RESOURCES

During both fiscal years 2000 and 2001, the Company's principal source of cash was from operations. The principal use of these funds was to pay down the revolving Credit Facility and fund additions to property, plant and equipment. In addition, during fiscal year 2001, funds were used to purchase Treasury Stock.

Cash provided by operating activities was $627,000 in fiscal year 2001 compared to $8.2 million for fiscal year 2000 and $1.3 million for fiscal year 1999. Fiscal year 2001 operating cash flow reflects the Company's net loss of $7.1 million.

Cash used for investing activities was $381,000 in fiscal year 2001 compared to $893,000 in fiscal year 2000 and $61,000 in fiscal year 1999. The decrease from fiscal year 2000 is due primarily to lower investments in property, plant and equipment.

The Company's financing activities used $2.6 million of cash in fiscal year 2001 compared to $6.4 million in fiscal year 2000 and $4.6 million in fiscal year 1999. Borrowings and repayments under the Credit Facility were approximately equal in fiscal year 2001; however $2.9 million was utilized to repurchase treasury stock.

On December 10, 1998, the U.K. operation entered into a Novation Agreement with Lockheed. Under the agreement, the U.K. operation assigned all rights and obligations under a certain contract to Lockheed. The terms of the novation permitted the U.K. operation to extend payments already owing to Lockheed to monthly installments through December 2000. At June 30, 2000, the total outstanding amount due to Lockheed was approximately $1.2 million, which was included in Accrued Expenses and Other of the Consolidated Financial Statements. This balance was paid in full during fiscal year 2001.

On June 24, 1999, the Company entered into a new revolving credit facility ("Credit Facility") with Mellon Bank, N. A., which was subsequently purchased by LaSalle Business Credit, totaling $12.5 million and expiring on June 24, 2003. Proceeds from the Credit Facility were used to pay the outstanding balance under the Company's loan facility with its previous primary lender. There was an outstanding balance under the Credit Facility at June 30, 2001 of $157,000.

The Company was not in compliance with certain financial covenants during fiscal year 2001. The Company is in the process of resolving the non-compliance issues by negotiating amended covenants and a reduced Credit Facility limit. Negotiations are expected to be completed by November 1, 2001. Based on the Company's positive cash balance since July 13, 2001, and the positive cash projections for the balance of fiscal year 2002, management believes that operational cash requirements can be funded internally.

The Company anticipates spending approximately $500,000 for new machinery and equipment and to continue to refurbish the Orlando, Florida facility during fiscal year 2002.

During fiscal year 1999, the Company implemented various cost reduction initiatives and changes in management including the relocation of the corporate headquarters from Wayne, Pennsylvania to the Company's principal location in Orlando, Florida. In addition, as a result of recurring net losses in the U.K. operation ($2.7 million and $7.9 million in fiscal years 1999 and 1998, respectively), the Board of Directors announced, during the first quarter of fiscal year 1999, the approval of a plan to wind-down and discontinue the U.K. operation. The wind-down was completed in May 1999. These initiatives resulted in a charge of approximately $3.5 million during fiscal year 1999. See Note 15 in the Notes to the Consolidated Financial Statements.

During fiscal year 2001, the Company reduced its operating costs by eliminating approximately 45 employees or 15% of the total number of employees during the first quarter and 60 employees or 24% of the total number of employees during the second quarter. Termination benefits associated with the reductions were approximately $517,000 in the first quarter and approximately $901,000 in the second quarter. Annual compensation savings associated with these actions in the first and second quarters were $1,500,000 and $2,800,000, respectively. All employee termination benefits were paid by June 30, 2001, with the exception of $105,000, which is included in Accrued Expenses and Other.

Management's plans to improve future profitability include: (1) a continuation of both direct and indirect cost reduction initiatives and improvement of operating performance, (2) an aggressive focus on obtaining follow-on awards to existing business, and (3) the implementation of strategies to procure new business and penetrate new markets.

Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with the funds available under its projected cash flow, the Company will have sufficient resources to meet planned operating commitments for the foreseeable future.

In keeping in line with current corporate governance practices and the goal to increase shareholder value, on August 9, 2000, the Board of Directors terminated the Shareholders Rights Agreement dated August 27, 1996. All stockholders of record at the close of business on August 9, 2000, received $0.01 for each Right held. The Board also approved a stock repurchase plan to invest up to $3.0 million for the repurchase of the Company's common stock. Approval to execute this plan was obtained from Mellon Bank, N.A. under the Company's Credit Facility. A total of 727,000 shares were repurchased in fiscal year 2001 for $2.9 million.

3)  RESULTS OF OPERATIONS

2001 COMPARED WITH 2000

Net sales decreased $12.1 million (30%) in fiscal year 2001 compared to fiscal year 2000. This decrease is primarily due to the completion of the Javelin Multi-Year 1, F-18, UK CATT and AGTS contracts and delays in the awards of the Javelin Multi-Year 2 and EST Lot 2 contracts.

Gross margin as a percentage of sales decreased to 14% in fiscal year 2001 compared to 33% in fiscal year 2000. The lower margins are primarily a result of the completion of several high margin contracts in fiscal year 2000 and the spreading of fixed costs over a smaller revenue base. In addition, the Company incurred $1.4 million of severance costs in fiscal year 2001 and recorded additional losses totaling $1.3 million related to completion of the EST system development due to continuing technical issues.

Selling, general and administrative expense increased $791,000 (9%) in fiscal year 2001 compared to fiscal year 2000. This increase is primarily a result of increased bid and proposal, and marketing investments related to the pursuit of new business and increased bad debt expense related to recording a reserve for doubtful accounts for receivables associated with the former U.K. operation totaling $657,000. See Note 2 in the Notes to the Consolidated Financial Statements. These increases were partially offset by decreases in SG&A salaries and bonuses.

Independent research and development (IR&D) expense increased $581,000 (155%) in fiscal year 2001 compared to fiscal year 2000 primarily due to research in the area of new simulation technologies and products.

Interest expense decreased $383,000 (53%) in fiscal year 2001 compared to fiscal year 2000. This decrease is primarily a result of improved cash flows from operations that enabled the Company to maintain a positive cash balance for the first five months of fiscal year 2001.

Deferred tax assets increased $2.7 million (60%) in fiscal year 2001 compared to fiscal year 2000 due primarily to increased Federal Operating Loss Carryforwards. The tax valuation allowance was increased by the same amount due to the uncertainty as to the ultimate realization of these assets.

2000 COMPARED WITH 1999

Net Sales decreased $7.8 million (16%) for fiscal year 2000 compared to fiscal year 1999. This decrease is primarily due to reduced activity in the U.K. resulting from the wind-down of its operations in fiscal year 1999. See Notes 12 and 15 in the Notes to the Consolidated Financial Statements.

Gross margin as a percentage of net sales increased to 33% in fiscal year 2000 compared to 25% in fiscal year 1999. This increase is primarily the result of increased gross margin levels in several contracts including Javelin, F-18 and UK CATT. In addition, the Company's cost reduction initiatives during fiscal year 2000 reduced overhead costs, thus improving gross margins.

Selling, general and administrative expense decreased $2.6 million (22%) in fiscal year 2000 compared to fiscal year 1999. The decrease is primarily the result of continued cost containment initiatives during fiscal year 2000 as well as the completion of the U.K. operations wind-down during fiscal year 1999. See
Note 15 in the Notes to the Consolidated Financial Statements.

Additionally, the Company's legal and bad debt expenses were significantly lower in fiscal year 2000 due to the settlement of the Company's Economic Price Adjustment claim in the fourth quarter of fiscal year 1999. See Note 2 in the Notes to the Consolidated Financial Statements.

IR&D expense decreased $427,000 (53%) in fiscal year 2000 compared to fiscal year 1999. This decrease was primarily a result of more focused initiatives and cost containment efforts.

Unusual expenses decreased to zero compared to fiscal year 1999 as a result of recognizing approximately $3.5 million in expenses during fiscal year 1999 relating to the U.K. operation wind-down and relocation of the Company headquarters. See Note 15 in the Notes to the Consolidated Financial Statements.

Interest expense decreased $325,000 (31%) compared to fiscal year 1999 as a result of improved cash flows from operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. All forward-looking statements included in this Form 10-K are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements.

A number of uncertainties exist that could affect the Company's future operating results including, without limitation, general economic conditions, changes in government spending, borrowing availability under and compliance with the Credit Facility, amending the covenants to the Credit Facility, cancellation of weapons programs, delays in contract awards, delays in the acceptance process of contract deliverables, the Company's continued ability to develop and introduce products, the introduction of new products by competitors, pricing practices of competitors, the cost and availability of parts and the Company's ability to control costs.

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

ITEM 7A       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a variable rate revolving credit facility and, as such, has exposure to interest rate fluctuations. Under current market conditions, the impact of an increase or decrease in the prevailing interest rates would not materially effect the Company's consolidated financial position or results of operations. As of June 30, 2001, the outstanding balance under the revolving credit facility was $157,000.

ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                            PAGE(S)

Report of Independent Certified Public Accountants                      14

Consolidated Statements of Operations for the Years
Ended June 30, 2001, 2000 and 1999                                      15

Consolidated Balance Sheets as of June 30, 2001 and 2000                16

Consolidated Statements of Stockholders' Equity
for the Years Ended June 30, 2001, 2000 and 1999                        17

Consolidated Statements of Cash Flows for the Years
Ended June 30, 2001, 2000 and 1999                                      18-19

Notes to Consolidated Financial Statements                              20-36

Schedule II-Valuation and Qualifying Accounts
For the Years Ended June 30, 2001, 2000, and 1999                       42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Shareholders and
the Board of Directors of
ECC International Corp.



In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ECC International Corp. and its Subsidiaries (the "Company") at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orlando, Florida
September 11, 2001

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2001, 2000 and 1999
(In Thousands, Except Per Share Data)

                                                                       2001           2000           1999
                                                                     --------       --------       --------
Net Sales                                                            $ 28,736       $ 40,876       $ 48,676
Cost of Sales                                                          24,735         27,386         36,549
                                                                     --------       --------       --------
Gross Profit                                                            4,001         13,490         12,127
                                                                     --------       --------       --------
Expense:
  Selling, General & Administrative                                     9,920          9,129         11,747
  Independent Research and Development                                    957            376            803
  Unusual Expenses                                                         --             --          3,451
                                                                     --------       --------       --------
    Total Expense                                                      10,877          9,505         16,001
                                                                     --------       --------       --------
Operating Income/(Loss)                                                (6,876)         3,985         (3,874)
                                                                     --------       --------       --------
Other Income/(Expense):
  Interest Income                                                          62            151            312
  Interest Expense                                                       (344)          (727)        (1,052)
  Other-Net                                                               179            (20)            (3)
                                                                     --------       --------       --------
    Total Other Expense                                                  (103)          (596)          (743)
                                                                     --------       --------       --------
Income/(Loss) Before Income Taxes                                      (6,979)         3,389         (4,617)
Provision/(Benefit) for Income Taxes                                      160             --         (1,071)
                                                                     --------       --------       --------
Net Income/(Loss)                                                    $ (7,139)      $  3,389       $ (3,546)
                                                                     ========       ========       ========
Net Income/(Loss) Per Common Share-Basic and Assuming Dilution:      $  (0.89)      $   0.40       $  (0.42)
                                                                     ========       ========       ========


          See accompanying notes to consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2001 and 2000
(In Thousands, Except Share and Per Share Data)

                                                                         2001           2000
                                                                       --------       --------
ASSETS
  Current:
    Cash                                                               $     39       $  2,406
    Accounts Receivable                                                   4,521          7,359
    Cost and Estimated Earnings in Excess of
       Billings on Uncompleted Contracts                                  8,283         10,455
    Inventories                                                           1,154          2,559
    Prepaid Expenses and Other                                              307            449
                                                                       --------       --------
      Total Current Assets                                               14,304         23,228
                                                                       --------       --------
  Property, Plant and Equipment, Net                                     13,352         15,476
  Other Assets                                                              116            531
                                                                       --------       --------
        Total Assets                                                   $ 27,772       $ 39,235
                                                                       ========       ========
LIABILITIES
  Current:
    Current Portion of Long-Term Debt                                  $    157       $     --
    Accounts Payable                                                      1,829          1,438
    Accrued Expenses and Other                                            1,927          3,869
                                                                       --------       --------
      Total Current Liabilities                                           3,913          5,307
                                                                       --------       --------
  Deferred Income Taxes                                                      61             80
  Other Long-Term Liabilities                                                26            159
                                                                       --------       --------
      Total Liabilities                                                   4,000          5,546
                                                                       --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $0.10 par; 1,000,000 shares authorized;
    None issued and outstanding                                              --             --
  Common Stock, $0.10 par; 20,000,000 shares authorized;
    8,557,285 shares issued and 7,830,285 outstanding in 2001 and           856            848
    8,481,067 shares issued and outstanding in 2000
  Note Receivable from Stockholder                                         (168)          (146)
  Capital in Excess of Par                                               25,441         25,211
  Retained Earnings                                                         552          7,776
  Treasury Stock 727,000 shares                                          (2,909)            --
                                                                       --------       --------
     Total Stockholders' Equity                                          23,772         33,689
                                                                       --------       --------
     Total Liabilities and Stockholders' Equity                        $ 27,772       $ 39,235
                                                                       ========       ========


          See accompanying notes to consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2001, 2000 and 1999
(In Thousands, Except Share Data)


                                                                                     Accumulated         Note
                                                           Capital                      Other         Receivable        Total
                                Common      Treasury      In Excess    Retained      Comprehensive        From      Stockholders'
                                Stock        Stock         of Par      Earnings      Income/(Loss)    Stockholders     Equity
                                ------     ---------     ------------   -------      -------------    ------------  -------------
Balance as of June 30, 1998      $832      $      --      $ 24,804      $ 7,933          $  14         $   (146)      $ 33,437
                                 ----      ---------       -------      -------          -----         --------       --------
Net Loss                           --             --            --       (3,546)            --               --         (3,546)
Stock Issued:
  Employee Stock Purchase
    Plan-59,349 Shares              6             --           115           --             --               --            121
  Exercise of Options-
    2,000 Shares                   --             --             4           --             --               --              4
Issuance of Common Stock
    32,558 Shares                   3             --            82           --             --               --             85
Translation Adjustment             --             --            --           --            (14)              --            (14)
                                 ----      ---------       -------      -------          -----         --------       --------
Balance as of June 30, 1999       841             --        25,005        4,387             --             (146)        30,087
                                 ----      ---------       -------      -------          -----         --------       --------
Net Income                         --             --            --        3,389             --               --          3,389
Stock Issued:
  Employee Stock Purchase
    Plan-38,291 Shares              4             --           112           --             --               --            116
  Exercise of Options -
    3,400 Shares                   --             --             7           --             --               --              7
  Issuance of Common Stock-
    27,211 Shares                   3             --            87           --             --               --             90
                                 ----      ---------       -------      -------          -----         --------       --------
Balance as of June 30, 2000       848             --        25,211        7,776             --             (146)        33,689
                                 ----      ---------       -------      -------          -----         --------       --------
Net Loss                           --             --            --       (7,139)            --               --         (7,139)
Stock Issued:
  Employee Stock Purchase
    Plan-17,529 Shares              2             --            49           --             --               --             51
  Exercise of Options -
    54,337 Shares                   6             --           166           --             --               --            172
  Issuance of Common Stock-
    4,354 Shares                   --             --            15           --             --               --             15
Renegotiation of Note
  Recvd from Stockholder           --             --            --           --             --              (22)           (22)
Purchase of Stockholder Rights     --             --            --          (85)            --               --            (85)
Treasury Stock
  727,000 shares                   --         (2,909)           --           --             --               --         (2,909)
                                 ----      ---------       -------      -------          -----         --------       --------
Balance as of June 30, 2001      $856      $  (2,909)      $25,441      $   552          $  --         $   (168)      $ 23,772
                                 ====      =========       =======      =======          =====         ========       ========

Common shares outstanding at June 30, 1999, 2000 and 2001 were 8,412,165, 8,481,067 and 7,830,285 shares, respectively.

    See accompanying notes to consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2001, 2000 and 1999
(In Thousands)

                                                                  2001          2000          1999
                                                                -------       -------       -------
Cash Flows From Operating Activities:
Net Income/(Loss)                                               $(7,139)      $ 3,389       $(3,546)
Adjustments to Reconcile Net Income to Net Cash
 Provided by/(Used For) Operating Activities:
   Depreciation                                                   2,645         3,919         4,296
   Amortization                                                     101           421            --
   Loss/(Gain) on Sale of Assets                                   (140)           25          (209)
   Deferred Income Taxes                                             --            --        (1,467)
Changes in Certain Assets and Liabilities:
  Accounts Receivable                                             2,816        (2,621)        3,359
   Cost and Estimated Earnings in Excess of
      Billings on Uncompleted Contracts                           2,172         8,039        (2,103)
   Inventories                                                    1,405         1,752           891
   Prepaid Expenses and Other                                       436          (329)        4,821
   Accounts Payable                                                 258        (1,479)         (200)
   Advances on Long-Term Contracts                                   --            --        (3,277)
   Accrued Expenses and Other                                    (1,927)       (4,914)       (1,266)
                                                                -------       -------       -------
Net Cash Provided By Operating Activities                           627         8,202         1,299
                                                                -------       -------       -------
Cash Flows From Investing Activities:
   Proceeds From Sale of Assets                                     154            18           595
   Additions to Property, Plant and Equipment                      (535)         (911)       (1,961)
   Other, Primarily Cash Surrender Value of Life Insurance           --            --         1,305
                                                                -------       -------       -------
Net Cash Used In Investing Activities                           $  (381)      $  (893)      $   (61)
                                                                -------       -------       -------

                                                                    Continued...

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2001, 2000 and 1999
(In Thousands)

                                                               2001          2000          1999
                                                             --------       -------       -------
Cash Flows From Financing Activities:
 Proceeds From Issuance of Common Stock and
   Options Exercised                                         $    223       $   123       $   125
 Purchase of Treasury Stock                                    (2,909)           --            --
 Purchase of Stockholder Rights                                   (85)           --            --
 Debt Issue Costs for Revolving Credit Facility                    --           (87)           --
 Net Repayments Under Revolving Credit Facility               (18,800)       (6,424)       (4,708)
 Net Borrowings Under Revolving Credit Facility                18,957            --            --
                                                             --------       -------       -------
Net Cash Used In Financing Activities                          (2,614)       (6,388)       (4,583)
                                                             --------       -------       -------
Net Increase/(Decrease) in Cash                                (2,367)          921        (3,345)
Cash at Beginning of the Year                                   2,406         1,485         4,830
                                                             --------       -------       -------
Cash at End of the Year                                      $     39       $ 2,406       $  1485
                                                             ========       =======       =======
Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for:
  Interest                                                   $    329       $   720       $ 1,086

Supplemental Schedule of Non Cash Financing Activities:
  Issuance of Director Equity Compensation                   $     15       $    90       $    85
  Purchase of Fixed Assets Through Capital Leases            $     --       $   254       $    --
  Extended Payment Terms in Connection with
    Novation Agreement                                       $     --       $    --       $ 4,552


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

REVENUE AND COST RECOGNITION

Contract sales and anticipated profits are recognized using the percentage of completion method, measured by the ratio of costs incurred to date to estimated total costs. Since many contracts extend over a long period of time, any revisions in estimated costs or contract value during the progress of work have the effect of adjusting the current period earnings applicable to performance in prior periods.

Contract costs include all direct labor and material costs and an allocation of indirect costs, such as indirect labor, supplies and depreciation.

Anticipated losses on contracts in progress are recorded in the period in which the losses are identified. Claims are included as a component of contract value for purposes of revenue recognition at such time as the amount is reasonably determinable and probable.

Unbilled costs and estimated earnings consists principally of contract revenue related to long term contracts which has been recognized for accounting purposes but is not yet billable to the customer. Substantially all of these amounts will be billed in the following fiscal year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

Work in process inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market.

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid financial instruments with maturities of three months or less when purchased.

PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment is stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets and ranges from 10 to 30 years for buildings and building improvements, 3 to 10 years for machinery and equipment, and 5 years for demonstration and test equipment.

The cost of maintenance and repairs is charged to expense as incurred. Renewals and betterments are capitalized. Applicable asset and accumulated depreciation accounts are reduced for a sale or other disposition and the resulting gain or loss is included in the Consolidated Statements of Operations.

IMPAIRMENT OF LONG LIVED ASSETS

Long lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying value to determine if a write-down is required. If impairment is indicated, the carrying amount of the asset is reduced to its fair value.

INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates to temporary differences between the tax basis and financial statement carrying value of the Company's assets and liabilities. A valuation allowance is provided where it is more likely than not that deferred tax assets will not be realized.

RESEARCH AND DEVELOPMENT COSTS

Company sponsored research and development costs are included as part of the general and administrative costs. These activities include manufacturing, engineering and software research and development relating to the development of new products and product enhancements. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs. There were no customer sponsored research and development costs for fiscal years 1999, 2000 and 2001.

TREASURY STOCK

Repurchased shares of the Company's common stock are included in treasury stock at cost.

STOCK-BASED COMPENSATION

The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known. Pro-forma information relating to the fair value of stock-based compensation is presented in Note 11 to the Consolidated Financial Statements.

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

The Company's dilutive potential common shares consists of stock options. In calculating diluted earnings per share, approximately 49,000 dilutive potential common shares were included in fiscal year 2000. The number of potentially dilutive common shares in 2001 and 1999 was 60,000 and 53,000, however they were not included in computing earnings per share since they would have had an antidilutive effect. The number of shares used in computing earnings per share is as follows:

                                         Years Ended June 30,
                                    2001          2000         1999
                                 ---------     ---------    ---------

                  Basic          8,025,000     8,436,000    8,346,000
                  Dilutive       8,025,000     8,485,000    8,346,000

PRESENTATION

Certain amounts in fiscal year 1999 have been reclassified to conform to the fiscal year 2000 Financial Statement presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 addresses financial accounting and reporting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill and certain other intangible assets will no longer be systematically amortized but instead will be reviewed for impairment and written down and charged to results of operations when their recorded value exceeds their estimated fair value. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The Company expects to adopt SFAS 142 effective July 1, 2001. The Company does not expect a significant impact on future financial results as a result of adopting this standard.

NOTE 2            ACCOUNTS RECEIVABLE

                                                            (In Thousands)
                                                            2001       2000
                                                          -------     -------
                  Contract Receivables, Billed Amounts    $ 4,200     $ 7,077
                  Other                                       321         282
                                                          -------     -------
                     Total                                $ 4,521     $ 7,359
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

During the fourth quarter of fiscal year 2001, upon advice of legal counsel, the Company recorded a reserve for doubtful accounts for $657,000 against the collection of receivables related to the former U.K. operation. The U.K. operation wind down was completed in May 1999 and there have been no collections against these receivables. There was no reserve for doubtful accounts in fiscal year 2000.

NOTE 3            INVENTORIES

                                                       (In Thousands)
                                                     2001         2000
                                                    -------      -------
                  Work in Process                   $    97      $    88
                  Raw Materials                       3,869        4,635
                  Reserve for Excess & Obsolete      (2,812)      (2,164)
                                                    -------      -------
                     Total                          $ 1,154      $ 2,559
                                                    =======      =======

Work in Process Inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market. The reserve for excess and obsolete inventory is based on an analysis of the specific parts, which includes an assessment of their potential use on future programs. During the fourth quarter of fiscal year 2001, the Company commenced a reconfiguration process of its plant, which will require the disposition of low value excess raw material inventory. As a result, the reserve was increased by $1,041,000.

NOTE 4            PROPERTY, PLANT AND EQUIPMENT

                                                               (In Thousands)
                                                            2001            2000
                                                          --------        --------

                  Land                                    $  2,216        $  2,216
                  Buildings/Improvements                    20,957          20,883
                  Machinery and Equipment                   19,361          20,106
                  Demonstration and Test Equipment           8,914           8,914
                                                          --------        --------
                     Total                                  51,448          52,119
                  Less Accumulated Depreciation            (38,096)        (36,643)
                                                          --------        --------
                     Total                                $ 13,352        $ 15,476
                                                          ========        ========

The Company considers its facilities to be excessive for its present needs and is in the process of attempting to sell the facilities to a third party and implement a long term leaseback of approximately 150,000 square feet.

Repairs and maintenance expense for the fiscal years ended June 30, 2001, 2000 and 1999 were $713,000, $1,093,000 and $582,000, respectively.

NOTE 5            ACCRUED EXPENSES AND OTHER

                                                   (In Thousands)
                                                  2001        2000
                                                 ------      ------

                  Compensation                   $  278      $  321
                  Vacation                          436         844
                  Incentive Plans                    --         561
                  Contract Losses                   281         162
                  Lockheed Novation Payable          --       1,199
                  Other                             932         782
                                                 ------      ------
                     Total                       $1,927      $3,869
                                                 ======      ======

On December 10, 1998, the U.K. operation entered into a Novation Agreement with Lockheed Martin ASIC (Lockheed). Under the agreement, the U.K. operation assigned all rights and obligations under a certain contract to Lockheed. The terms of the novation permitted the U.K. operation to extend payments, already owing to Lockheed, to monthly installments through December 2000. The total outstanding due to Lockheed was approximately $1.2 million as of June 30, 2000. The final installment was paid in January 2001.

NOTE 6            EMPLOYEE BENEFIT PLANS

The Company has a 401K plan that was established in fiscal year 1999 and covers all employees. Employer contributions are based on a percentage of employee contributions and certain other restrictions as defined in the plan document. In addition, the Company may also make discretionary contributions at the end of the plan year. Employer contributions of approximately $263,000, $378,000 and $421,000 were expensed in the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

Prior to fiscal year 2000, the Company had a profit sharing plan, which covered all employees who worked in excess of 1,000 hours per year. Minimum contributions were based on income before income taxes, subject to limitations based on employee compensation and certain other restrictions defined in the plan document.

Contributions of approximately $161,000 were expensed in the fiscal year ended June 30, 1999.

NOTE 7            DEBT

On June 24, 1999, the Company entered into a revolving credit facility ("Credit Facility") with Mellon Bank N.A, totaling $12.5 million and expiring on June 24, 2003. Proceeds from the Credit Facility were used to pay the outstanding balance ($6.8 million at June 24, 1999) under the Company's loan facility with its previous primary lender. Borrowings are based on a formula of receivables and property as defined in the Credit Facility, however, the Company was in default of certain covenants at June 30, 2001. There was an outstanding balance under the Credit Facility as of June 30, 2001 of $157,000.

Interest is payable monthly, in arrears, at a rate defined in the credit facility (8.0% at June 30, 2001.) The Company is required to pay certain fees on a quarterly basis as calculated by the bank. The unused line fee is equal to
 .50% per annum of the average daily unused balance. The agreement includes a letter of credit fee equal to .75% per annum and a standby letter of credit fee equal to 1.5% per annum. There were no outstanding letters of credit at June 30, 2001.

The Credit Facility includes certain covenants related to, among other things, working capital, tangible net worth, net income, cash flow and capital expenditures. In addition, the Company is not permitted to pay dividends and substantially all of the assets of the Company are pledged as collateral for the Credit Facility.

At June 30, 2001, the Company was not in compliance with certain financial covenants under the Company's Credit Facility. See note 16 in the Notes to the Consolidated Financial Statements. The Company is in the process of resolving the non-compliance issues by negotiating amended covenants and a reduced Credit Facility limit. Negotiations are expected to be completed by November 1, 2001. Based on the Company's positive cash balance since July 13, 2001, and the positive cash projections for the balance of fiscal year 2002, management believes that operational cash requirements can be funded internally.

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

NOTE 8            INCOME TAXES

The domestic and foreign components of income/(loss) before income taxes are presented below for the years ended June 30, (in thousands):

                                      2001         2000         1999
                                     -------      -------      -------

         Continuing Operations:
         Domestic                    $(6,979)     $ 3,389      $(1,883)
         Foreign                          --           --       (2,734)
                                     -------      -------      -------
            Total                    $(6,979)     $ 3,389      $(4,617)
                                     =======      =======      =======

The components of the benefit for income taxes are as follows for the years ended June 30, (in thousands):

                                             2001      2000       1999
                                             ----      ----      -------

         Current:
         Federal                             $ --      $ --      $    --
         State                                 --        --           --
                                             ----      ----      -------
            Subtotal                           --        --           --
                                             ----      ----      -------
         Deferred:
         Federal                              160        --       (1,171)
         State                                 --        --          100
                                             ----      ----      -------
            Subtotal                          160        --       (1,071)
                                             ----      ----      -------
               Provision/(Benefit)
                for Income Taxes             $160      $ --      $(1,071)
                                             ====      ====      =======

The Company has cumulative federal net operating loss carryforwards of approximately $12.3 million, which expire between 2019 and 2021. In addition, the Company had available at June 30, 2001, cumulative net operating loss carryforwards of $12.8 million for Florida state income tax purposes, which expire between 2019 and 2021.

The tax effects of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities are as follows for the years ended June 30, (in thousands):

                                                              2001                   2000
                                                      --------------------   --------------------
                                                       Asset     Liability    Asset     Liability
                                                      -------    ---------   -------    ---------

Revenue Recognized on Completed Contract for
  Tax Return and on Percentage of Completion for
  Financial Reporting                                 $   104      $ --      $    --      $  8
Federal Operating Loss Carryforwards                    4,183        --        1,825        --
Federal Tax Credit Carryforwards                          510        --          393        --
State Tax Loss Carryforwards                              705        --          469        --
Difference between Book and Tax Depreciation              224        --           --        10
Capitalized Bid and Proposal Expense                      194        --          651        --
Accruals Not Currently Deductible                       1,148        61        1,062        62
                                                      -------      ----      -------      ----
   Subtotal                                             7,068        61        4,400        80
Valuation Allowance                                    (7,068)       --       (4,382)       --
                                                      -------      ----      -------      ----
      Total                                           $    --      $ 61      $    18      $ 80
                                                      =======      ====      =======      ====

A valuation allowance provided at June 30, 2001 and 2000 relates primarily to federal and state net operating loss carryforwards which are subject to uncertainty as to their ultimate realization.

These deferred tax assets and liabilities are included in/or classified as follows on the Consolidated Balance Sheets for the years ended June 30, (in thousands):

                                                      2001      2000
                                                      ----      ----

                  Prepaid Expenses and Other          $ --      $ 18

                  Accrued Expenses and Other          $ --      $ --

                  Deferred Income Tax Liability       $ 61      $ 80

Differences between the statutory U.S. Federal Income Tax rate and the effective income tax rate reported in the financial statements are as follows for continuing operations for the years ended June 30:

                                                             2001         2000         1999
                                                            -------      -------      -------

         Federal Statutory Rates                              (34.0%)       34.0%       (34.0%)
         Decrease/(Increase) in Taxes Resulting From:
            State Income Taxes (after deducting
               Federal Income Tax Benefit)                      0.0%         1.3%         1.4%
         Valuation Allowance                                   35.O%       (34.9%)       13.5%
         Other                                                  1.3%        (0.4%)       (4.1%)
                                                            -------      -------      -------
               Total Provision/(Benefit)
                 for Income Taxes                               2.3%          --        (23.2%)
                                                            =======      =======      =======

The tax benefit realized from the exercise of stock options was immaterial in fiscal years 2001, 2000 and 1999. These tax benefits were credited to Capital in Excess of Par.

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

NOTE 10           SHAREHOLDERS EQUITY

Due to the excess cash position and in order to enhance shareholder value, the Board of Directors authorized a common stock repurchase plan of up to $3,000,000 during fiscal year 2001. A total of 727,000 shares of stock was repurchased for approximately $2,909,000 and is reflected as Treasury Stock, which is accounted for at actual cost.

On August 27, 1996, the Board of Directors declared a dividend distribution of one Right (a "Right") for each outstanding share of the Company's Common Stock to stockholders of record at the close of business on September 17, 1996. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a "Unit") of Series B Junior Participating Preferred Stock, $0.10 par value per share at a purchase price of $40.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated August 27, 1996 between the Company and Mellon Bank, N.A. as Rights Agent, as amended (the "Rights Agreement"). On August 9, 2000, the Board of Directors terminated the Rights Agreement and, as required under the Rights Agreement, on September 1, 2000, stockholders of record at the close of business on August 9, 2000 received $0.01 for each Right held.

NOTE 11           STOCK COMPENSATION

The Company has several stock-based compensation plans, which are described below. The Company's Organization and Compensation Committee administers all the stock benefit plans of the Company. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since stock option exercise prices are equal to the fair market value of the stock on the date of grant for its fixed stock option plans and equal to 85% of the fair market value on the date of exercise for stock issued under the employee stock purchase plans, compensation expense is not recognized. However, had compensation cost for the Company's stock-based compensation plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income/(loss) and net income/(loss) per share for fiscal years 2001, 2000 and 1999 would have been changed to the pro-forma amounts indicated below (in thousands, except per share data):

                                                             2001         2000          1999
                                                           --------      -------      --------

                  Net Income/(Loss)                        $ (7,367)     $ 3,251      $ (4,027)
                  Net Income/(Loss) Per Share-Basic        $  (0.92)     $  0.39      $  (0.48)
                  Net Income/(Loss) Per Share-Diluted      $  (0.92)     $  0.38      $  (0.48)

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

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                        2001       2000       1999
                                        -----      -----      -----

         Expected Dividend Yield         0.00%      0.00%      0.00%
         Risk-free Interest Rate         6.22%      5.49%      4.61%
         Expected Volatility            40.18%     41.59%     49.10%
         Expected Life (in years)        6.00       6.00       3.00

There were 152,500, 215,000 and 65,586 options granted during fiscal years 2001, 2000 and 1999, respectively, with weighted average fair values of $1.70 in 2001, $1.80 in 2000 and $2.29 in 1999.

Under the Company's 1998 Stock Incentive Plan, directors, officers and certain key employees may purchase the Company's Common Stock at 100% of the fair market value of the shares on the date of grant. Vesting of options is determined by the Board of Directors. Generally, options granted based on performance in the previous fiscal year are exercisable on the date granted. Options granted to provide an incentive for future performance are exercisable one year from the date granted. All options expire ten years from the date granted. There were 600,000 shares reserved for issuance under the 1998 Plan. There were 152,500, 185,000 and 60,586 options granted under the plan during fiscal years 2001, 2000 and 1999, respectively.

Under the Company's 1991 Stock Incentive Plan, directors, officers and key employees were granted the right to purchase the Company's Common Stock at 100% of fair market value of the shares on the date of the grant. Unless the Board of Directors determined otherwise, 20% of the options granted under the Plan were exercisable one year from the date the option was granted. An additional 20% was exercisable each year thereafter. All options expire upon the earlier of 10 years and 30 days from date of grant or, with respect to shares covered by such options, five years from the date the option first became exercisable. The 1991 Plan expired in 2001. No additional options can be granted pursuant to the Plan. There were 30,000 and 5,000 options granted under the 1991 Plan during fiscal years 2000 and 1999, respectively. A summary of stock option transactions for the fiscal years ended June 30, 2001, 2000 and 1999 are as follows:

                                                Shares Under    Weighted Average
                                                   Option        Exercise Price
                                                ------------    ----------------

                  Balance at June 30, 1998        1,027,036          $ 8.02
                  Options Granted                    65,586            2.29
                  Options Exercised                  (2,000)           2.13
                  Options Terminated               (297,554)          10.17
                                                 ----------          ------

                  Balance at June 30, 1999          793,068          $ 6.75
                  Options Granted                   215,000            3.71
                  Options Exercised                  (3,400)           2.13
                  Options Terminated                (94,195)          10.77
                                                 ----------          ------

                  Balance at June 30, 2000          910,473          $ 5.63
                  Options Granted                   152,500            3.47
                  Options Exercised                 (54,337)           3.15
                  Options Terminated               (143,800)           9.03
                                                 ----------          ------

                  Balance at June 30, 2001          864,836          $ 4.84
                                                 ==========          ======

Options exercisable were 804,836, 735,473 and 603,798 at June 30, 2001, 2000 and 1999, respectively.

Stock options outstanding at June 30, 2001 are summarized as follows:

                                Weighted Average      Weighted                       Weighted
   Range of          Number         Remaining         Average          Number        Average
Exercise Prices   Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
---------------   -----------   ----------------   --------------   -----------   --------------
$1.15-2.30           28,586          7 years           $  1.82         28,586         $  1.82
$2.30-3.45          382,500          7 years           $  3.15        382,500         $  3.15
$3.45-4.60          290,000          8 years           $  3.77        230,000         $  3.82
$9.20-10.35          22,000          5 years           $ 10.00         22,000         $ 10.00
$10.35-11.50        141,750          4 years           $ 11.41        141,750         $ 11.41

The Company currently maintains an Employee Stock Purchase Plan which is intended to provide eligible employees with an opportunity to purchase the Company's Common Stock through payroll deductions at eighty-five percent of the market price on specified dates. The Stockholders approved the 1999 Employee Stock Purchase Plan during fiscal year 1999 reserving 360,000 shares for issuance under this plan. In prior years, the Company maintained several Employee Stock Purchase Plans, which were the same in all respects to the current plan, including the number of shares reserved. Shares issued under the previous Employee Stock Purchase plans during fiscal years ended June 30, 2001, 2000, and 1999, were 17,529, 38,291 and 59,349, respectively. The fair value of shares issued during fiscal years 2001, 2000 and 1999 were $0.65, $0.94 and $0.78 share, respectively. The fair value of these shares was estimated using a Black-Scholes Option pricing model with the following weighted average assumptions for fiscal years:

                                        2001       2000       1999
                                        -----      -----      -----

         Expected Dividend Yield         0.00%      0.00%      0.00%
         Risk-free Interest Rate         6.22%      5.49%      4.61%
         Expected Volatility            40.18%     41.59%     49.10%
         Expected Life (in months)          6          6          3

The Company has available 1,000,000 authorized and unissued shares of $0.10 par value Preferred Stock. Shares may be issued from time to time in one or more series, each series having such special rights, privileges and preferences as may be determined by the Board of Directors at the time of issuance.

During fiscal year 1998, the Board of Directors and Stockholders approved a Director Equity Compensation Plan. Under the Plan, the members of the Company's Board of Directors can choose to receive unrestricted shares of the Company's Common Stock in lieu of 50% of the otherwise payable directors' fees. A total of 75,000 shares of Common Stock were reserved for issuance under the Plan. During fiscal year 2000, the Board of Directors approved an additional 50,000 shares of the Company's Common Stock for issuance under the Plan. During fiscal years 2001, 2000 and 1999, 4,354, 27,211 and 32,558 shares, respectively, were issued under this Plan.

On June 15, 1998, the Company entered into a Stock Purchase Agreement with its Chief Executive Officer (CEO). In connection with this agreement, the CEO purchased 50,000 shares of common stock. The CEO paid $10,000 cash and issued a non-recourse Promissory Note to the Company in the amount of $146,250 in payment of the shares. The Promissory Note bears an interest rate of 5.58% and was repayable together with interest on June 15, 2001. On May 3, 2001, the Company extended the Employment Agreement with the CEO and the maturity date of the Promissory Note to July 1, 2002. At that time, the accrued interest was added to the Note resulting in a balance of $168,004 at June 30, 2001.

As a result of the note receivable and related accrued interest being non-recourse to the CEO, the sale of stock has been treated as variable stock compensation arrangement. Compensation expense relating to the arrangement was not material in fiscal year 1999, 2000 or 2001.

NOTE 12           BUSINESS SEGMENT INFORMATION

The Company operates in one segment; training. This segment includes the design and manufacture of training simulators.

         SALES BY CLASS OF CUSTOMER

                                                                (In Thousands)
                                                        2001         2000         1999
                                                       -------      -------      -------

         U.S. Department of Defense
            Direct                                     $11,847      $ 4,562      $ 5,734
            Subcontract                                 16,878       36,314       35,696
                                                       -------      -------      -------
               Total U.S. Department of Defense         28,725       40,876       41,430
                                                       -------      -------      -------
         Foreign Governments                                11           --        5,147
         Foreign Commercial                                 --           --        2,099
                                                       -------      -------      -------
               Total Foreign and Other                      11           --        7,246
                                                       -------      -------      -------
               Total Sales                             $28,736      $40,876      $48,676
                                                       =======      =======      =======

Export Sales from the U.S. were not material for the fiscal year ended June 30, 2001, 2000 and 1999. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $416,000 and $911,000 in the fiscal years ended June 30, 2000 and 1999, respectively. There were no Foreign Military Sales in the fiscal year ended June 30, 2001.

Since the substantial portion of the Company's revenue is attributable to long term contracts with various government agencies, any factor affecting procurement of long term government contracts, such as changes in government spending, cancellation of weapons programs and delays in contract award could have a material adverse effect on the Company's financial condition and results of operations.

In fiscal year 2001, sales to Raytheon/Lockheed Martin JAVELIN Joint Venture (the "Joint Venture") and Lockheed Martin Corporation ("Lockheed") were $7.4 million or 26% of total sales and $6.2 million or 22% of total sales, respectively. In fiscal year 2000, sales to the Joint Venture, Lockheed and The Boeing Company ("Boeing") were $12.1 million or 30% of total sales, $11.8 million or 29% of total sales, and $10.3 million or 25% of total sales, respectively.

In fiscal year 1999, sales to the Joint Venture, Lockheed and Boeing were $20.2 million or 41% of total sales, $8.0 million or 16% of total sales, and $8.5 Million or 17% of total sales, respectively.

         SALES BY GEOGRAPHIC AREA

                                                    (In Thousands)
                                         United      Europe and
                                         States      Middle East  Consolidated
                                        --------     -----------  ------------

         Revenues
         2001                           $ 28,736      $     --      $ 28,736
         2000                             40,876            --        40,876
         1999                             41,439         7,237        48,676
         Operating Income/(Loss)
         2001                           $ (6,876)     $     --      $ (6,876)
         2000                              3,985            --         3,985
         1999                             (1,942)       (1,932)       (3,874)
         Long-Lived Assets
         2001                           $ 13,352      $     --      $ 13,352
         2000                             15,476            --        15,476
         1999                             18,273            --        18,273

NOTE 13           SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                 (In Thousands Except Per Share Data)
                                            September     December      March        June
         2001                                  30            31          31           30
         ----                               ---------     --------     -------      -------
         Net Sales                           $ 7,471      $ 7,548      $ 5,749      $ 7,968
         Gross Profit                          2,159          394          863          585
         Operating Loss                         (110)      (1,880)      (1,886)      (3,000)
         Net Income/(Loss)                         9       (2,020)      (2,055)      (3,073)
         Income Per Common Share -
            Basic and Assuming Dilution
               Basic                              --        (0.25)       (0.26)       (0.38)
               Dilutive                           --        (0.25)       (0.26)       (0.38)

         As a result of the periodic review of estimated costs at completion and consideration of changes in facts and circumstances, revisions were made to the estimated cost to complete for certain contracts in the second and fourth quarters of fiscal year 2001. Gross margin adjustments on contracts resulted in a reduction to income of approximately $700,000 during the second quarter and additional income of approximately $500,000 during the fourth quarter of fiscal year 2001.

         In addition, a $657,000 reserve for doubtful accounts and a $1,041,000 reserve for excess and obsolete inventory were recorded in the fourth quarter of fiscal year 2001. See Notes 2 and 3 to the Consolidated Financial Statements.

                                                 (In Thousands Except Per Share Data)
                                            September     December     March        June
         2000                                  30            31          31          30
         ----                               ---------     --------     ------      ------
         Net Sales                           $10,188      $11,058      $9,888      $9,742
         Gross Profit                          2,963        3,668       3,930       2,929
         Operating Income                        898        1,241       1,459         387
         Net Income                              573        1,058       1,310         448
         Income Per Common Share -
            Basic and Assuming Dilution
               Basic                         $  0.07      $  0.13      $ 0.16      $ 0.05
               Dilutive                      $  0.07      $  0.12      $ 0.15      $ 0.05

As a result of the periodic review of estimated costs at completion and consideration of changes in facts and circumstances, revisions were made in the estimated costs to complete for certain contracts in the second and third quarters of fiscal year 2000. Gross margin adjustments on contracts resulted in a reduction to income of approximately $200,000 during the second quarter and additional income of approximately $1.0 million during the third quarter of fiscal year 2000.

NOTE 14           COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain equipment under operating leases. Future minimum lease payments under all non-cancelable operating leases as of June 30, 2001 are as follows:

                                                 (In Thousands)
                                                 --------------

                  2002                                $  59
                  2003                                   46
                  2004                                   25
                                                      -----
                  Total Minimum Lease Payments        $ 130
                                                      =====

Rent expense under all operating leases was approximately $435,000, $456,000 and $970,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

During fiscal year 2001, the Company announced the formation of a strategic planning committee to evaluate various strategic alternatives for enhancing stockholder value including a potential sale of the Company. In order to retain critical employees, retention agreements were implemented with 30 key employees whereby an incentive of 15-20% of their salaries would be payable in two increments: half at the date of the sale of the Company and half six months after the close of the sale.

These payments totaling $500,000 will be recorded in the event the Company is sold.

The Company is party to various legal proceedings arising from normal business activity. Management believes that the ultimate resolution of these matters will not have an adverse material effect on the Company's financial condition or results of operations.

NOTE 15           UNUSUAL EXPENSES

During the first quarter of fiscal year 1999, the Board of Directors announced the approval of a plan to wind-down and discontinue the U.K. operation. The U.K. operation wind-down was completed in May 1999. In addition, on September 30, 1998, the Company relocated its corporate headquarters from Wayne, Pennsylvania to Orlando, Florida. As a result of the efforts to wind-down the U.K. operation and the relocation of the corporate headquarters, the Company recorded non-recurring charges of approximately $3.5 million (after the effect of writing off the U.K. operation's cumulative translation adjustment of $267,000) in fiscal year 1999. These charges primarily relate to employee termination benefits and lease termination costs.

The following table sets forth the details and the cumulative activity in the various accruals associated with the wind down of the U.K. operation and relocation of the corporate headquarters in the Consolidated Balance Sheet at June 30, 1999, June 30, 2000 and June 30, 2001 (in thousands):

                                                 Facility
                                                  Lease
                                   Severance    Obligation    Other       Total
                                   ---------    ----------    -----      -------

         Incurred in 1999           $ 2,249      $ 1,408      $ 212      $ 3,869
            Cash Reductions          (2,205)        (834)       (14)      (3,053)
            Non-Cash Activity            --           (7)       (40)         (47)
            Reversal                     (8)          --       (142)        (150)
                                    -------      -------      -----      -------
               Balance 6/30/99           36          567         16          619
            Cash Reductions             (36)        (436)       (16)        (488)
            Non-Cash Activity            --           11         --           11
                                    -------      -------      -----      -------
               Balance 6/30/00           --          142         --          142
            Cash Reductions              --         (140)        --         (140)
            Non-Cash Activity            --           (2)        --           (2)
                                    -------      -------      -----      -------
               Balance 6/30/01      $    --      $    --      $  --      $    --
                                    =======      =======      =====      =======

During fiscal year 2001, the Company reduced its operating costs by eliminating approximately 45 employees or 15% of the total number of employees during the first quarter and 60 employees or 24% of the total number of employees during the second quarter. Termination benefits associated with the reductions were approximately $517,000 in the first quarter and approximately $901,000 in the second quarter.

Annual compensation costs associated with these actions were $1,500,000 and $2,800,000, respectively. All employee termination benefits were paid by June 30, 2001, with the exception of $105,000, which is included in Accrued Expenses and Other.

NOTE 16           LIQUIDITY

At June 30, 2001, the Company was not in compliance with certain financial covenants under the Company's Credit Facility. See note 7 in the Notes to the Consolidated Financial Statements. The Company is in the process of resolving the non-compliance issues by negotiating amended covenants and a reduced Credit Facility limit. Negotiations are expected to be completed by November 1, 2001. Based on the Company's positive cash balance since July 13, 2001, and the positive cash projections for the balance of fiscal year 2002, management believes that operational cash requirements can be funded internally.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company has nothing to report under this item.

PART III

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors required by Item 10 is included under the caption "Election of Directors" in the Company's definitive Proxy Statement (the "2001 Proxy Statement") to be filed pursuant to Regulation 14A on or before October 29, 2001, and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 10 is located at the end of Part I of this Form 10-K under the caption "Executive Officers and Key Management Employees of the Registrant."

ITEM 11           EXECUTIVE COMPENSATION

The information required by Item 11 is included under the subcaption "Directors' Compensation" and in the text and tables under the caption "Executive Compensation" in the 2001 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

         (a) (1) and (2)  Financial Statements

The financial statements filed as part of this Annual Report are listed in the Index to Consolidated Financial Statements on page 14. Schedules other than those so listed are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

         (3) Exhibits

EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.1               Certificate of Incorporation(4)

3.2               By-Laws(1)

4.1               Form of Common Stock Certificate(4)

10.3*             Educational Computer Corporation 1986 Non-Qualified Stock
                  Option Plan(4)

10.4*             ECC International Corp. 1991 Option Plan(3)

10.5*             Form of Stock Option Agreement for outside directors.(6)

10.8*             Form of Director's and Officer's Agreement to Defend and
                  Indemnify.(2)

10.10             Overdraft Facility dated as of April 3, 1995 by and among ECC
                  Simulation Limited and First Fidelity Bank, N.A., London
                  Branch.(7)

10.12             Lease between ECC International Corp and State of Wisconsin
                  Investment Board for the premises 2900 Titan Row, Orlando,
                  Florida.(5)

10.16*            ECC International Corp Executive Savings Plan.(5)

10.23*            Director Equity Compensation Plan(8)

10.28*            1998 Stock Incentive Plan.(10)

10.30* Stock Purchase Agreement dated as of June 15, 1998 by and between the Company and James C. Garrett.(10)

10.31* Promissory Note dated as of June 15, 1998 by and between the Company and James C. Garrett.(10)

10.32* Consulting Agreement dated as of April 1, 1998 by and between the Company and George W. Murphy.(10)

10.33* Non-Competition and Non-Solicitation Agreement dated as of April 1, 1998 by and between the Company and George W.
                  Murphy.(10)

10.37 Loan and Security Agreement dated June 24, 1999 by and between the Company and Mellon Bank, N.A.(11)

10.38             1999 Employee Stock Purchase Plan.(12)

10.39             Agreement dated September 16, 1999 by and between the Company,
                  Steel Partners II, L.P. and Warren G. Lichtenstein.(13)

10.41*            Amendment and Restated Non-Competition and Non-Solicitation
                  Agreement dated August 9, 1999 by and between the Company and James C. Garrett.(13)

10.42*            Employment Agreement dated August 9, 1999 by and between the
                  Company and Glenn Andrew.(13)

10.43*            Non-Competition and Non-Solicitation Agreement dated August 9,
                  1999 by and between the Company and Glenn Andrew.(13)

10.44*            Employment Agreement dated August 9, 1999 by and between the
                  Company and Melissa Van Valkenburgh.(13)

10.45*            Non-Competition and Non-Solicitation Agreement dated August 9,
                  1999 by and between the Company and Melissa Van
                  Valkenburgh.(13)

10.46*            Employment Agreement dated May 3, 2001 by and between the
                  Company and James C. Garrett.(13)

10.47*            Change of Control Contract dated May 3, 2001 by and the
                  Company and James C. Garrett.(14)

21                Subsidiaries of the Registrant.(9)

23                Consent of PricewaterhouseCoopers, LLP.

27                Financial Data Schedule.

*        Management contract or other compensatory plan or arrangement.

1 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996. (Commission File No. 001-8988)

2 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (Commission File No. 001-8988)

3 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1991. (Commission File No. 001-8988)

4 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993. (Commission File No. 001-8988)

5 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995. (Commission File No. 001-8988)

6 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994. (Commission File No. 001-8988)

7 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995. (Commission File No. 001-8988)

8        Incorporated by reference to Annex A of the Registrant's Definitive
         Schedule 14A filed with the SEC on October 27, 1997. (Commission File No. 001-8988)

9 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997. (Commission File No. 001-8988)

10 Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998. (Commission File No. 001-8988)

11 Incorporated by reference to the Registrant's Current Report on Form 8-K filed July 8, 1999. (Commission File No. 001-8988)

12 Incorporated by reference to the Registrant's Definitive Schedule 14A filed on October 28, 1998. (Commission File No. 001-8988)

13 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999. (Commission File No. 001-8988)

14 Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001. (Commission File No. 001-8988)

(B) REPORTS ON FORM 8-K

None.

Schedule II-Valuation and Qualifying Accounts
For the Years Ended June 30, 2001, 2000, and 1999
(In Thousands)

                                               Additions
                                         Charged to  Charged to
                              Beginning   Costs and    Other                  Ending
Description                    Balance    Expenses    Accounts   Deductions   Balance
-----------                   ---------  ----------  ----------  ----------   -------

Inventory Reserve
1999                            $  110      $  398      $ --       $    --    $  508
2000                               508       2,080        --          (424)   $2,164
2001                             2,164       1,282        --          (634)   $2,812

Allowance for
   Doubtful Accounts
1999                                --          --        --            --        --
2000                                --          --        --            --        --
2001                                --         657        --            --       657

Valuation Allowance
   for Deferred Tax Assets
1999                             4,857         711        --            --     5,568
2000                             5,568          --        --        (1,186)    4,382
2001                            $4,382      $2,686      $ --       $    --     7,068

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECC INTERNATIONAL CORP.


By: /s/ Melissa Van Valkenburgh
   --------------------------------------------------------
Melissa Van Valkenburgh, Vice President, Finance

Date: October 11, 2001
     ------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, by a majority of the Board of Directors.


/s/ James C. Garrett                                      )
-------------------------------------------------------   )
James C. Garrett, President, Chief Executive              )
  Officer and Principal Executive Officer                 )
                                                          )
                                                          )
/s/ Julian Demora                                         )
-------------------------------------------------------   )
Julian Demora, Director                                   )
                                                          )
                                                          )
/s/ James Henderson                                       )
-------------------------------------------------------   )
James Henderson, Director                                 )
                                                          )
                                                          )
/s/ Jesse Krasnow                                         )
-------------------------------------------------------   )
Jesse Krasnow, Director                                   )    October 11, 2001
                                                          )
                                                          )
/s/ Warren Lichtenstein                                   )
-------------------------------------------------------   )
Warren Lichtenstein, Director                             )
                                                          )
                                                          )
/s/ Merrill A. McPeak                                     )
-------------------------------------------------------   )
Merrill A. McPeak, Director                               )
                                                          )
                                                          )
/s/ Robert F. Mehmel                                      )
-------------------------------------------------------   )
Robert F. Mehmel, Director                                )
                                                          )
                                                          )
/s/ Melissa Van Valkenburgh                               )
-------------------------------------------------------   )
Melissa Van Valkenburgh, Principal Financial Officer      )

                   ECC International Corp. Corporate Directory

DIRECTORS                           OFFICERS                       CORPORATE COUNCEL
Julian J. Demora                    James C. Garrett               Olshan, Grundman, Frome,
President                           President and Chief            Rosenzweig & Wolosky, LLP
Key Realty Development, Inc.        Executive Officer              505 Park Ave, 17th Floor
Hollywood, Florida                                                 New York, NY  10022
                                    Glenn C. Andrew
James C. Garrett                    Executive Vice President       ANNUAL MEETING
President                                                          The 2001 Annual Meeting
ECC International Corp.             Melissa A. Van Valkenburgh     will be held November 30,
Orlando, Florida                    Vice President, Finance,       2001 at:
                                    Chief Financial Officer,       ECC International Corp.
James R. Henderson                  Secretary/Treasurer            2001 West Oak Ridge Rd
Vice President of Operations                                       Orlando, FL  32809-3803
Steel Partners, LLP                 Steve Stankiewicz
New York, New York                  Vice President, Business       ADDITIONAL INFORMATION
                                    Development                    Copies of the Company's
Jesse L. Krasnow                                                   Annual Report can be
Partner: Lefferts Fore Associates   CORPORATE INFORMATION          obtained without charge by
New York, New York                  ECC International Corp.        writing to:
                                    2001 West Oak Ridge Road
Warren G. Lichtenstein              Orlando, FL  32809-3803        INVESTOR RELATIONS
President                           (407) 859-7410                 ECC International Corp.
Steel Partners, LLP                                                2001 West Oak Ridge Road
New York, New York                  Transfer Agent and Registrar   Orlando, FL  32809-3803
                                    Mellon Investor Services
Merrill A. McPeak                   P.O. Box 590
General USAF (Retired)              Ridgefield Park, NJ 07660
President                           www.chasemellon.com
McPeak & Associates
Lake Oswego, Oregon                 Independent Accountants
                                    PricewaterhouseCoopers, LLP
Robert F. Mehmel                    390 N. Orange Avenue
DRS Technology                      Suite 2400
Parsippany, NJ                      Orlando, FL  32801