Form 10-Q
period 2001-09-30
ECC INTERNATIONAL CORP
filed 2001-11-14
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2001
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________


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

                                                [X] Yes [ ] No

         As of November 9, 2001 there were 7,831,573 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.


--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                         PART I. FINANCIAL STATEMENTS
                         ITEM 1. FINANCIAL STATEMENTS
                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                     (In Thousands Except Per Share Data)
                                 (Unaudited)


                                                    Three Months  Three Months
                                                       Ended          Ended
                                                      9/30/01       9/30/00
                                                    ------------  ------------
Sales                                                 $ 6,147       $ 7,471
Cost of Sales                                           4,430         5,312
                                                      -------       -------
Gross Profit                                            1,717         2,159
                                                      -------       -------
Expenses:
   Selling, General & Administrative                    1,797         2,199
   Independent Research and Development                   484            70
                                                      -------       -------
      Total Expenses                                    2,281         2,269
                                                      -------       -------
Operating Loss                                           (564)         (110)
                                                      -------       -------

Other Income/(Expense):
   Interest Income                                          8            37
   Interest Expense                                       (24)          (44)
   Other - Net                                             44           126
                                                      -------       -------
      Total Other Income/(Expense)                         28           119
                                                      -------       -------

(Loss)/Income Before Income Taxes                        (536)            9
Provision for Income Taxes                                 --            --
                                                      -------       -------
Net (Loss)/Income                                     $  (536)      $     9
                                                      =======       =======

Income Per Common Share -
   Basic and Diluted:

Net (Loss)/Income Per Common Share-Basic/Diluted      $ (0.07)      $  0.00
                                                      =======       =======




        See accompanying notes to the consolidated financial statements.

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                              (Unaudited)   (Audited)
                                                9/30/01      6/30/01
                                              -----------   ---------
ASSETS

Current Assets:
   Cash                                         $ 1,414      $    39
   Accounts Receivable                            3,947        4,521
   Cost and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts        7,073        8,283
   Inventories                                    1,217        1,154
   Prepaid Expenses and Other                       286          307
                                                -------      -------
      Total Current Assets                       13,937       14,304
                                                -------      -------
Property, Plant and Equipment - Net              13,013       13,352
Other Assets                                         86          116
                                                -------      -------

      Total Assets                              $27,036      $27,772
                                                =======      =======



                                                                Continued ......

                     ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                  (In Thousands Except Share and Per Share Data)


                                                                      (Unaudited)     (Audited)
                                                                        9/30/01        6/30/01
                                                                      -----------     ---------
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Long-Term Debt                                    $     --       $    157
   Accounts Payable                                                        1,491          1,829
   Accrued Expenses and Other                                              2,243          1,927
                                                                        --------       --------
      Total Current Liabilities                                            3,734          3,913

Deferred Income Taxes                                                         61             61
Other Long-Term Liabilities                                                   --             26
                                                                        --------       --------

      Total Liabilities                                                    3,795          4,000
                                                                        --------       --------

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
   Preferred Stock, $.10 par; 1,000,000 shares
      authorized; none issued and outstanding                                 --             --
   Common Stock, $.10 par; 20,000,000
      shares authorized; issued and outstanding,
      8,558,573 and 7,831,573 (8,557,285 and 7,830,285 at 6/30/01)           856            856
Note Receivable from Stockholder                                            (168)          (168)
Capital in Excess of Par                                                  25,445         25,441
Retained Earnings                                                             17            552
Treasury Stock, at cost (727,000 shares)                                  (2,909)        (2,909)
                                                                        --------       --------

      Total Stockholders' Equity                                          23,241         23,772
                                                                        --------       --------

      Total Liabilities & Stockholders' Equity                          $ 27,036       $ 27,772
                                                                        ========       ========




         See accompanying notes to the consolidated financial statements.

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                (In Thousands)
                                 (Unaudited)

                                                      Three Months   Three Months
                                                         Ended          Ended
                                                         9/30/01       9/30/00
                                                      ------------   ------------
Cash Flows From Operating Activities:
Net (Loss)/Income                                        $  (536)      $     9
Items Not Requiring Cash:
   Depreciation                                              528           712
   Amortization                                               25           137
   Gain on Disposal of Equipment                              (4)         (119)
Changes in Certain Assets and Liabilities:
   Accounts Receivable                                       574         1,757
   Costs and Estimated Earnings in Excess
      of Billings on Uncompleted Contracts                 1,210          (989)
   Inventories                                               (63)         (372)
   Prepaid Expenses and Other                                 26            (3)
   Accounts Payable                                         (338)         (729)
   Accrued Expenses and Other Long-Term Liabilities          295          (837)
                                                         -------       -------
Net Cash Provided by/(Used In) Operating Activities        1,717          (434)
                                                         -------       -------
Cash Flows From Investing Activities:
   Proceeds from Sales of Assets                               4           120
   Additions to Property, Plant and Equipment               (189)         (111)
                                                         -------       -------
Net Cash Provided/(Used In) by Investing Activities         (185)            9
                                                         -------       -------
Cash Flows From Financing Activities:
   Proceeds From Issuance of Common Stock and
      Options Exercised                                       --             1
   Purchase of Treasury Stock                                 --        (1,407)
   Dividends Paid                                             --           (85)
   Borrowings Under Revolving Credit Facility              4,873            --
   Repayments Under Revolving Credit Facility             (5,030)           --
                                                         -------       -------
Net Cash Used In By Financing Activities                    (157)       (1,491)
                                                         -------       -------
Net Increase/(Decrease) in Cash                            1,375        (1,916)
Cash at Beginning of the Period                               39         2,406
                                                         -------       -------
Cash at End of the Period                                $ 1,414       $   490
                                                         =======       =======


                                                                  Continued.....

                   ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
          THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Continued)
                                (In Thousands)
                                 (Unaudited)

                                                              Three Months    Three Months
                                                                  Ended          Ended
                                                                 9/30/01        9/30/00
                                                              ------------    ------------
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
   Interest                                                      $  24          $  40

Supplemental Schedule of Non Cash Financing Activities:
   Issuance of Director Equity Compensation                      $   4          $   4




       See accompanying notes to the consolidated financial statements.

                    ECC INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying consolidated financial statements are unaudited and have been prepared by ECC International Corp. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

       The Company has no other Comprehensive Income other than Net Income.

2.     Inventories

                                                  (In Thousands)
                                              9/30/01        6/30/01
                                             --------       --------

          Work in Process                    $   161        $    97
          Raw Materials                        3,898          3,869
                                             -------        -------
          Total Gross Value                    4,059          3,966
          Reserves for Excess/Obsolete        (2,842)        (2,812)
                                             -------        -------
          Net Value                          $ 1,217        $ 1,154
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

3.     Debt

       On June 24, 1999, the Company entered into a revolving credit facility ("Credit Facility") with Mellon Bank, N.A., which was subsequently purchased by LaSalle Business Credit, totaling $12.5 million and expiring on June 24, 2003. Available borrowings are based on a formula of receivables and property, as defined in the Credit Facility. As of September 30, 2001, there was no outstanding balance under the Credit Facility.

       The Company was not in compliance with certain financial covenants required under the Credit Facility during fiscal year 2001. On November 5, 2001, the Credit Facility was amended whereby the Company paid a fee of $40,000 to resolve the prior non-compliance issues, adjust the future financial covenant requirements, reduce the line of credit from $12.5 million to $5.0 million and revise the fee structure. As of September 30, 2001, the Company is in compliance with the amended covenants. Based on the positive cash balance since July 13, 2001 and the positive cash projections for the balance of fiscal year 2002, management believes that operational cash requirements can be funded internally.

       The Credit Facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce any outstanding balance under the Credit Facility.

4.     Income Taxes

       The Company has approximately $12.3 million of cumulative federal net operating loss carryforwards, which expire between 2019 and 2021. In addition, the Company had available at June 30, 2001, cumulative net operating loss carryforwards of $12.8 million for Florida state income tax purposes, which expire between 2019 and 2021. This amount is prior to any potential net operating losses generated in the current year.

5.     Unusual Expenses

       During fiscal year 2001, the Company reduced its operating costs by eliminating approximately 45 employees or 15% of the total number of employees during the first quarter and 60 employees or 24% of the total number of employees during the second quarter. Termination benefits associated with the reductions were approximately $517,000 in the first quarter and approximately $901,000 in the second quarter. Annual compensation costs associated with these actions were $1.5 million and $2.8 million, respectively.

       On September 27, 2001, the Company further reduced its operating costs by eliminating approximately 35 employees or 20% of the total number of employees. Annual compensation costs associated with these actions were approximately $2.2 million. The employee termination benefits associated with the reduction in workforce totaled approximately $272,000, of which approximately $253,000 was recorded to cost of sales and $19,000 to selling, general and administrative expenses.

       The following table sets forth the details and the cumulative activity associated with the accrual of these termination costs (in thousands):

           Accrued Employee Termination Benefits at 6/30/01     $   105
           Employee Termination Benefits Incurred                   272
           Cash Payments                                            (93)
                                                                -------
           Accrued Employee Termination Benefits at 9/30/01     $   284
                                                                =======

6.     Business Segment Information

       The Company operates in one segment-training. This segment includes the design and manufacture of training simulators.

       Sales by Class of Customer

                                                     (In Thousands)
                                                   Three Months Ended
                                                9/30/01            9/30/00
                                                -------            -------

             U.S. Department of Defense
              Direct                            $ 1,571            $ 2,260
              Subcontract                         4,576              5,211
                                                -------            -------
                Total Sales                     $ 6,147            $ 7,471
                                                =======            =======

       Export Sales from the U.S. were not material for the three-month periods ended September 30, 2001 and September 30, 2000. There were no Foreign Military Sales for the three-month periods ended September 30, 2001 and September 30, 2000.

       Since a substantial portion of the Company's revenues are attributable to long term contracts with various government agencies, any factor affecting procurement of long term government contracts such as changes in government spending, cancellation of weapons programs and delays in contract awards could have a material impact on the Company's financial condition and results of operations.

7.     Earnings/(Loss) Per Share

       Basic earnings/(loss) per common share is computed by dividing net earnings/(loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per share is computed by dividing net earnings/(loss) available to common stockholders by the weighted-average number of common shares outstanding during the period adjusted for the number of shares that would have been outstanding if the dilutive potential common shares resulting from the exercise of stock options had been issued. The diluted earnings/(loss) per share does not assume the exercise of stock options that would have an antidilutive effect on earnings/(loss) per share.

       The Company's dilutive potential common shares consist of stock options. In calculating diluted earnings per share, approximately 57,000 dilutive potential common shares were included for the three-month period ended September 30, 2000. The number of potentially dilutive common shares for the three-month period ended September 30, 2001 was 49,500; however they were not included in computing earnings per share since they would have an anti-dilutive effect.

       The number of shares outstanding for each period presented is as follows:

                                               Three-Months Ended
                                          9/30/01             9/30/00
                                         ---------           ---------

             Basic                       7,830,299           8,379,690
             Dilutive                    7,830,299           8,437,062

8.     Commitments and Contingencies

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

9.     New Accounting Pronouncements

       In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS
       143), and Statement of Financial Accounting Standards No. 144, Asset Impairment and Disposal Issues (SFAS 144). SFAS 143 addresses the diversity in practice for recognizing asset retirement obligations. SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and amends Accounting Principles Board Opinion No. 30 (APB 30) Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect a significant impact on future financial results as a result of adopting these standards.

                 ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

a)     MATERIAL CHANGES IN FINANCIAL CONDITION

       During the three-month period ended September 30, 2001, the Company's principal source of cash was from operations. The Company's cash balance increased by $1,375,000 since fiscal year end 2001 primarily due to collections on accounts receivables.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company was not in compliance with certain financial covenants required under the Credit Facility during fiscal year 2001. On November 5, 2001, the Credit Facility was amended whereby the Company paid a fee of $40,000 to resolve the prior non-compliance issues, adjust the future financial covenant requirements, reduce the line of credit from $12.5 million to $5.0 million and revise the fee structure. As of September 30, 2001, the Company is in compliance with the amended covenants. Based on the positive cash balance since July 13, 2001 and the positive cash projections for the balance of fiscal year 2002, management believes that operational cash requirements can be funded internally.

       The Company considers the capacity of its Orlando, Florida facilities to exceed its present needs and is in the process of attempting to sell the facilities to a third party with a long term leaseback of 75,000 to 100,000 square feet. The Company is also considering selling the facility and moving to a new location. At this time, the Company has no agreements, commitments or understandings with respect to the sale of the facility.

       During the remainder of fiscal year 2002, the Company currently anticipates spending approximately $300,000 for refurbishment of the Orlando facility and new machinery and equipment.

       During fiscal year 2001, the Company reduced its operating costs by eliminating approximately 105 employees or 35% of the total number of employees. Termination benefits associated with the reductions were approximately $1.4 million and annual compensation costs associated with these actions were $4.3 million. All employee termination benefits were paid by June 30, 2001, with the exception of $105,000.

       On September 27, 2001, the Company further reduced its operating costs by eliminating approximately 35 employees or 20% of the total number of employees. Annual compensation costs associated with these actions were approximately $2.2 million. The employee termination benefits associated with the reduction in workforce totaled approximately $272,000, of which approximately $253,000 was recorded to cost of sales and $19,000 to selling, general and administrative expenses.

       Management's plans to improve future profitability include: (1) a continuation of both direct and indirect cost reduction initiatives and improvement of operating performance, (2) an aggressive focus on obtaining follow-on awards to existing business, and (3) the implementation of strategies to procure new business and penetrate new markets.

       Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that with the funds available under its projected cash flows, the Company will have sufficient resources to meet planned operating commitments for the foreseeable future.

b)     MATERIAL CHANGES IN RESULTS OF OPERATIONS.

       Sales decreased 18% or $1.3 million for the three-month period ended September 30, 2001, compared to the same period ended September 30, 2000 due primarily to the completion of the Javelin Multi-year 1 program and an F-18 E/F maintenance trainer program.

       Selling, general and administrative expenses decreased 18% or $402,000 during the three-month period ended September 30, 2001, compared to the same period ended September 30, 2000, due primarily to decreased bid and proposal activity and the reductions in workforce that took place during the first and second quarter of fiscal year 2001.

       Independent research and development expenses increased $414,000 or 591% for the three-month period ended September 30, 2001, compared to the same period ended September 30, 2000, due primarily to research in the area of new simulation products and technologies for potential application to the Company's products.

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

                           PART II. OTHER INFORMATION
                             ECC INTERNATIONAL CORP.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                a.    Exhibits

                      Exhibit 99.1
                      ------------

                      Forbearance Agreement and Fourth Amendment to Loan and Security Agreement by and among ECC International Corp., ECC Vending Corp., Educational Computer Corporation International, and Standard Federal Bank National Association dated November 5, 2001

                b.    Reports on Form 8-K

                      None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ECC INTERNATIONAL CORP.




Date November 14, 2001                        /S/ Melissa Van Valkenburgh
     -----------------                        ----------------------------------
                                              Melissa Van Valkenburgh
                                              Chief Financial Officer