Form 10-Q
period 2001-12-31
ECC INTERNATIONAL CORP
filed 2002-02-14
CIK 31660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       December 31, 2001

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(407) 859-7410

(Registrant’s telephone number, including area code)

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

Yes  ☒    No  ☐

     As of January 31, 2002 there were 7,836,844 shares of the Registrant’s Common Stock, $.10 par value per share outstanding.

PART I. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
(In Thousands Except Per Share Data)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	12/31/2001	12/31/2000

Sales	$12,897	$15,019
Cost of Sales	9,004	12,466

Gross Profit	3,893	2,553

Expenses:
Selling, General & Administrative	3,164	4,311
Independent Research and Development	881	232

Total Expenses	4,045	4,543

Operating Income/(Loss)	(152)	(1,990)

Other Income/(Expense):
Interest Income	34	57
Interest Expense	(88)	(105)
Other – Net	45	147

Total Other Income/(Expense)	(9)	99

Income/(Loss) Before Income Taxes	(161)	(1,891)
Provision for Income Taxes	—	120

Net Income/(Loss)	$(161)	$(2,011)

Income/(Loss) Per Common Share - Basic and Diluted:
Net Income/(Loss) Per Common Share-Basic/Diluted	$(0.02)	$(0.24)

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	12/31/2001	12/31/2000

Sales	$6,749	$7,548
Cost of Sales	4,573	7,154

Gross Profit	2,176	394

Expenses:
Selling, General & Administrative	1,367	2,112
Independent Research and Development	397	162

Total Expenses	1,764	2,274

Operating Income/(Loss)	412	(1,880)

Other Income/(Expense):
Interest Income	26	20
Interest Expense	(64)	(61)
Other – Net	1	21

Total Other Income/(Expense)	(37)	(20)

Income/(Loss) Before Income Taxes	375	(1,900)
Provision for Income Taxes	—	120

Net Income/(Loss)	$375	$(2,020)

Income/(Loss) Per Common Share - Basic and Diluted:
Net Income/(Loss) Per Common Share-Basic/Diluted	$0.05	$(0.25)

See accompanying notes the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)	(Audited)
	12/31/2001	6/30/2001

ASSETS
Current Assets:
Cash	$3,063	$39
Accounts Receivable	3,347	4,521
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	6,205	8,283
Inventories	1,147	1,154
Prepaid Expenses and Other	268	307

Total Current Assets	14,030	14,304

Property, Plant and Equipment – Net	12,614	13,352
Other Assets	61	116

Total Assets	$26,705	$27,772

Continued...

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands Except Share and Per Share Data)

	(Unaudited)	(Audited)
	12/31/2001	6/30/2001

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$—	$157
Accounts Payable	1,514	1,829
Accrued Expenses and Other	1,500	1,927

Total Current Liabilities	3,014	3,913
Deferred Income Taxes	61	61
Other Long-Term Liabilities	—	26

Total Liabilities	3,075	4,000

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred Stock, $.10 par; 1,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $.10 par; 20,000,000 shares authorized; issued and outstanding, 8,563,844 and 7,836,844 (8,557,285 and 7,830,285 at 6/30/01)	856	856
Note Receivable from Stockholder	(168)	(168)
Capital in Excess of Par	25,459	25,441
Retained Earnings	392	552
Treasury Stock, at cost (727,000 shares)	(2,909)	(2,909)

Total Stockholders’ Equity	23,630	23,772

Total Liabilities & Stockholders’ Equity	$26,705	$27,772

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
(In Thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	12/31/2001	12/31/2000

Cash Flows From Operating Activities:
Net Income/(Loss)	$(161)	$(2,011)
Items Not Requiring Cash:
Depreciation	1,015	1,411
Amortization	50	38
(Gain)/Loss on Disposal of Equipment	(5)	(137)
Changes in Certain Assets and Liabilities:
Accounts Receivable	1,174	3,384
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	2,078	(2,378)
Inventories	7	(535)
Prepaid Expenses and Other	44	(9)
Accounts Payable	(315)	411
Accrued Expenses and Other Long-Term Liabilities	(445)	(1,186)

Net Cash Provided By/(Used In) Operating Activities	3,442	(1,012)

Cash Flows From Investing Activities:
Proceeds from Sales of Assets	5	148
Additions to Property, Plant and Equipment	(276)	(186)

Net Cash Provided by/(Used In) Investing Activities	(271)	(38)

Cash Flows From Financing Activities:
Proceeds From Issuance of Common Stock and Options Exercised	10	176
Purchase of Treasury Stock	—	(2,909)
Dividends Paid	—	(85)
Borrowings Under Revolving Credit Facility	4,873	1,955
Repayments Under Revolving Credit Facility	(5,030)	(493)

Net Cash Used In Financing Activities	(147)	(1,356)

Net Increase/(Decrease) in Cash	3,024	(2,406)
Cash at Beginning of the Period	39	2,406

Cash at End of the Period	$3,063	$—

Continued....

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (Continued)
(In Thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	12/31/2001	12/31/2000

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
Interest	$88	$99
Supplemental Schedule of Non Cash Financing Activities:
Issuance of Director Equity Compensation	$8	$8

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying consolidated financial statements are unaudited and have been prepared by ECC International Corp. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 2001 consolidated balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows for the interim presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

The Company has no other Comprehensive Income other than Net Income.

2.	Inventories

	(In Thousands)
	12/31/2001	6/30/2001

Work in Process	$200	$97
Raw Materials	3,771	3,869

Total Gross Value	3,971	3,966
Reserves	(2,824)	(2,812)

Net Value	$1,147	$1,154

Work in process inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market. The reserve for excess and obsolete inventory is based on an analysis of the specific parts, which includes an assessment of their potential use on future programs.

3.	Debt

On June 24, 1999, the Company entered into a revolving Credit Facility (“Credit Facility”) with Mellon Bank, N.A., which was subsequently purchased by LaSalle Business Credit, totaling $12.5 million and expiring on June 24, 2003. Available borrowings are based on a formula of accounts receivables and property, as defined in the Credit Facility. As of December 31, 2001, there was no outstanding balance under the Credit Facility.

The Company was not in compliance with certain financial covenants required under the Credit Facility during fiscal year 2001. On November 5, 2001, the Credit Facility was amended whereby the Company paid a fee of $40,000 to resolve the prior non-compliance issues, adjust the future financial covenant requirements, reduce the line of credit from $12.5 million to $5.0 million and revise the fee structure. As of December 31, 2001, the Company is in compliance with the amended covenants. Based on the positive cash balance since July 13, 2001 and the positive cash projections for the balance of fiscal year 2002, management believes that operational cash requirements can be funded internally.

The Credit Facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce any outstanding balance under the Credit Facility.

4.	Income Taxes

The Company has approximately $12.3 million of cumulative federal net operating loss carryforwards, which expire between 2019 and 2021. In addition, the Company had available at June 30, 2001, cumulative net operating loss carryforwards of $12.8 million for Florida state income tax purposes, which expire between 2019 and 2021. No tax provision was recorded for the three-month period ended December 31, 2001, as the Company anticipates utilization of the net operating loss carryforwards with a reduction in the valuation allowance.

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

On September 27, 2001, the Company further reduced its operating costs by eliminating approximately 35 employees or 20% of the total remaining employees. Annual compensation costs associated with these actions were approximately $2.2 million. The employee termination benefits associated with the reduction in workforce totaled approximately $272,000, of which approximately $253,000 was recorded to cost of sales and $19,000 to selling, general and administrative expenses.

The following table sets forth the details and the cumulative activity associated with the accrual of these termination costs (in thousands):

Accrued Employee Termination Benefits at 6/30/01	$105
Cash Payments	(93)
Employee Termination Benefits Incurred	272

Accrued Employee Termination Benefits at 9/30/01	284
Cash Payments	(275)

Accrued Employee Termination Benefits at 12/31/01	$9

6.	Business Segment Information

The Company operates in one segment-training. This segment includes the design and manufacture of training simulators.

Sales by Class of Customer (In Thousands):

	Six Months Ended		Three Months Ended

	12/31/2001	12/31/2000	12/31/2001	12/31/2000

U.S. Department of Defense
Direct	$3,250	$5,765	$1,679	$3,504
Subcontract	9,647	9,254	5,070	4,044

Total Sales	$12,897	$15,019	$6,749	$7,548

Export Sales from the U.S. were not material for the three-month and six-month periods ended December 31, 2001 and December 31, 2000. There were no Foreign Military Sales for the three-month and six-month periods ended December 31, 2001 and December 31, 2000, respectively.

Since a substantial portion of the Company’s revenues are attributable to long–term contracts with various government agencies, any factor affecting procurement of long–term government contracts such as changes in government spending, cancellation of weapons programs and delays in contract awards could have a material impact on the Company’s financial condition and results of operations.

Sales by Geographic Area

All of the Company’s Revenues, Operating Income and Long-Lived Assets are within the United States.

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

The Company’s dilutive potential common shares consist of stock options. In calculating diluted earnings per share, 16,397 dilutive potential common shares were included for the quarter ended December 31, 2001. The number of potentially dilutive common shares for the six-month period ended December 31, 2001, and the three-month and six-month periods ended December 31, 2000, were 29,817, 64,505, and 60,200, respectively. These shares were not included in computing earnings per share since they would have an anti-dilutive effect.

The weighted-average number of common shares outstanding for each period presented is as follows:

	Six Months Ended		Three Months Ended

	12/31/2001	12/31/2000	12/31/2001	12/31/2000

Basic	7,830,965	8,223,757	7,831,630	8,067,825
Diluted	7,830,965	8,223,757	7,848,027	8,067,825

8.	Commitments and Contingencies

During fiscal year 2001, the Company announced the formation of a strategic planning committee to evaluate various strategic alternatives for enhancing stockholder value including a potential sale of the Company. In order to retain critical employees, retention agreements were implemented with 24 key employees whereby an incentive of 15-20% of their salaries would be payable in two increments: half at the date of the sale of the Company and half six months after the close of the sale. These payments totaling $500,000 will be recorded in the event the Company is sold.

The Company is party to various legal proceedings arising from normal business activity. Management believes that the ultimate resolution of these matters will not have an adverse material effect on the Company’s financial condition or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company’s actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption “Certain Factors That May Affect Future Operating Results.”

a)	Material Changes in Financial Condition

During the three-month and six-month periods ended December 31, 2001, the Company’s principal source of cash was from operations. The Company’s cash balance increased by $3,024,000 since fiscal year end 2001 primarily due to collections on accounts receivables.

Liquidity and Capital Resources

The Company was not in compliance with certain financial covenants required under the Credit Facility during fiscal year 2001. On November 5, 2001, the Credit Facility was amended whereby the Company paid a fee of $40,000 to resolve the prior non-compliance issues, adjust the future financial covenant requirements, reduce the line of credit from $12.5 million to $5.0 million and revise the fee structure. As of December 31, 2001, there was no outstanding balance under the Credit Facility and the Company was in compliance with the amended covenants. Based on the positive cash balance since July 13, 2001 and the positive cash projections for the balance of fiscal year 2002, management believes that operational cash requirements can be funded internally.

The Company considers the capacity of its Orlando, Florida facilities to exceed its present needs and is in the process of attempting to sell the facilities to a third party with a long term leaseback of 75,000 square feet. The Company is also considering selling the facility and moving to a new location. At this time, the Company has engaged a broker in an exclusive arrangement to assist in the sale but has no other agreements, commitments or understandings with respect to the sale of the facility.

During the remainder of fiscal year 2002, the Company currently anticipates spending approximately $250,000 for refurbishment of the Orlando facility and new machinery and equipment.

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

On September 27, 2001, the Company further reduced its operating costs by eliminating approximately 35 employees or 20% of the total remaining employees. Annual compensation costs associated with these actions were approximately $2.2 million. The employee termination benefits associated with the reduction in workforce totaled approximately $272,000, of which approximately $253,000 was recorded to cost of sales and $19,000 to selling, general and administrative expenses.

Management’s plans to improve future profitability include: (1) a continuation of both direct and indirect cost reduction initiatives and improvement of operating performance, (2) an aggressive focus on obtaining follow-on awards to existing business, and (3) the implementation of strategies to procure new business and penetrate new markets.

Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that with the funds available under its projected cash flows, the Company will have sufficient resources to meet planned operating commitments for the foreseeable future.

b)	Material Changes in Results of Operations

Sales decreased 11% or $0.8 million and 14% or $2.1 million for the three-month and six-month periods ended December 31, 2001, respectively, compared to the same periods ended December 31, 2000. The reduction in sales is primarily due to the completion of the Javelin Multi-year 1 and F-18 E/F maintenance trainer programs which was not offset by increased revenues on new programs. The 15.6 million Javelin Field Tactical Trainer contract which was awarded this quarter is expected to contribute significantly to sales for the balance of the fiscal year.

Gross profit as a percentage of sales increased to 32% and 30% for the three-month and six-month periods ended December 31, 2001, compared to 5% and 17% for the same periods ended December 31, 2000. The increase in gross profit is primarily due to improvements in gross margins due to performance efficiencies on several programs including CCTT and Javelin FTT Direct. Overhead expenses were also reduced in fiscal year 2002 due to decreased severance expenses and the reductions in workforce that took place in the first half of fiscal year 2001.

Selling, general and administrative expenses decreased 35% and 27% or $745,000 and $1.1 million, during the three-month and six-month periods ended December 31, 2001, respectively, compared to the same periods ended December 31, 2000. The decrease in SG&A was primarily due to decreased bid and proposal activity and the reductions in workforce that took place during fiscal year 2001 and the first quarter of fiscal year 2002.

Independent research and development (IR&D) expenses increased 145% and 280% or $235,000 and $649,000, respectively, compared to the same periods ended December 31, 2000. The increase in IR&D expenses was primarily due to increased research in the area of new simulation products and technologies for potential application to the Company’s products.

The tax provision recorded during the three-month period ended December 31, 2000, is due to a valuation allowance for an alternative minimum tax credit of $120,000 paid for the fiscal year ended June 30, 2000. This valuation allowance was recorded due to the uncertainty as to the ultimate realization of the tax credit. In addition, the Company has approximately $12.3 million of cumulative federal net operating loss carryforwards, which expire in 2019 and 2021. No tax provision was recorded for the three-month period ended December 31, 2001, as the Company anticipates utilization of the net operating loss carryforwards with a reduction in the valuation allowance.

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

A number of uncertainties exist that could affect the Company’s future operating results including, without limitation, general economic conditions, changes in government spending, borrowing availability under and compliance with the Credit Facility, cancellation of weapons programs, delays in contract awards, delays in the acceptance process of contract deliverables, the Company’s continued ability to develop and introduce products, the introduction of new products by competitors, pricing practices of competitors, the cost and availability of parts and the Company’s ability to control costs.

To date, a substantial portion of the Company’s revenues have been attributable to long-term contracts with various government agencies. As a result, any factor adversely affecting procurement of long-term government contracts could have a material adverse effect on the Company’s financial condition and results of operations.

Because of these and other factors, past financial performance should not be considered an indication of future performance. The Company’s future quarterly operating results may vary significantly. Investors should not use historical trends to anticipate future results and should be aware that the trading price of the Company’s Common Stock may be subject to wide fluctuations in response to quarterly variations in operating results and other factors, including those discussed above.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on November 30, 2001, the following proposals were adopted by the vote specified below:

	Proposal	Votes For	Votes Against	Abstain	Broker Non Votes

(1)	To elect the Board of Directors

	Julian J. Demora	6,869,693	1,913	—	20,869
	James C. Garrett	6,192,847	678,759	—	697,715
	James R. Henderson	6,863,134	8,472	—	27,428
	Jesse L. Krasnow	6,826,374	45,232	—	64,188
	Warren G. Lichtenstein	6,869,855	1,751	—	20,707
	Merrill A. McPeak	6,824,998	46,608	—	65,564
	Robert F. Mehmel	6,863,456	8,150	—	27,106

(2)	To ratify the appointment of PricewaterhouseCoopers, LLP as the Company’s independent certified public accountants for the fiscal year ending June 30, 2002.

		6,869,034	11,994	9,534	939,723

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECC INTERNATIONAL CORP.

Date	February 14, 2002	/s/ Melissa Van Valkenburgh

Melissa Van Valkenburgh Chief Financial Officer