Form 10-Q
period 2002-03-31
ECC INTERNATIONAL CORP
filed 2002-05-14
CIK 31660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2002

or

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

[X] Yes [  ] No

     As of May 10, 2002 there were 7,836,844 shares of the Registrant’s Common Stock, $.10 par value per share, outstanding.

PART I. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2002 AND 2001
(In Thousands Except Per Share Data)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	3/31/02	3/31/01

Sales	$22,035	$20,768
Cost of Sales	14,998	17,352

Gross Profit	7,037	3,416

Expenses:
Selling, General & Administrative	4,574	6,755
Independent Research and Development	1,201	537

Total Expenses	5,775	7,292

Operating Income/(Loss)	1,262	(3,876)

Other Income/(Expense):
Interest Income	171	59
Interest Expense	(132)	(275)
Other — Net	58	145

Total Other Income/(Expense)	97	(71)

Income/(Loss) Before Income Taxes	1,359	(3,947)
(Benefit)/Provision for Income Taxes	(215)	120

Net Income/(Loss)	$1,574	$(4,067)

Income/(Loss) Per Common Share
Basic and Diluted:
Net Income/(Loss) Per Common Share-Basic/Diluted	$0.20	$(0.49)

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	3/31/02	3/31/01

Sales	$9,139	$5,749
Cost of Sales	5,995	4,886

Gross Profit	3,144	863

Expenses:
Selling, General & Administrative	1,410	2,444
Independent Research and Development	320	305

Total Expenses	1,730	2,749

Operating Income/(Loss)	1,414	(1,886)

Other Income/(Expense):
Interest Income	137	2
Interest Expense	(44)	(170)
Other — Net	12	(1)

Total Other Income/(Expense)	105	(169)

Income/(Loss) Before Income Taxes	1,519	(2,055)
(Benefit)/Provision for Income Taxes	(215)	—

Net Income/(Loss)	$1,734	$(2,055)

Income/(Loss) Per Common Share -
Basic and Diluted:
Net Income/(Loss) Per Common Share-Basic/Diluted	$0.22	$(0.26)

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)	(Audited)
	3/31/02	6/30/01

ASSETS
Current Assets:
Cash	$1,653	$39
Accounts Receivable	5,428	4,521
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	7,631	8,283
Inventories	1,070	1,154
Prepaid Expenses and Other	351	307

Total Current Assets	16,133	14,304

Property, Plant and Equipment – Net	12,188	13,352
Other Assets	5	116

Total Assets	$28,326	$27,772

Continued...

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands Except Share and Per Share Data)

	(Unaudited)	(Audited)
	3/31/02	6/30/01

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$—	$157
Accounts Payable	1,304	1,829
Accrued Expenses and Other	1,597	1,927

Total Current Liabilities	2,901	3,913

Deferred Income Taxes	61	61
Other Long-Term Liabilities	—	26

Total Liabilities	2,962	4,000

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred Stock, $.10 par; 1,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $.10 par; 20,000,000 shares authorized; issued and outstanding, 8,563,844 and 7,836,844 (8,557,285 and 7,830,285 at 6/30/01)	856	856
Note Receivable from Stockholder	(168)	(168)
Capital in Excess of Par	25,459	25,441
Retained Earnings	2,126	552
Treasury Stock, at cost (727,000 shares)	(2,909)	(2,909)

Total Stockholders’ Equity	25,364	23,772

Total Liabilities & Stockholders’ Equity	$28,326	$27,772

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2002 AND 2001
(In Thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	3/31/02	3/31/01

Cash Flows From Operating Activities:
Net Income/(Loss)	$1,574	$(4,066)
Items Not Requiring Cash:
Depreciation	1,466	2,058
Amortization	75	113
Loss/(Gain) on Disposal of Equipment	(5)	(135)
Changes in Certain Assets and Liabilities:
Accounts Receivable	(907)	1,933
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	652	556
Inventories	84	(756)
Prepaid Expenses and Other	(8)	151
Accounts Payable	(525)	17
Accrued Expenses and Other Long-Term Liabilities	(348)	(1,843)

Net Cash Provided By/(Used In) Operating Activities	2,058	(1,972)

Cash Flows From Investing Activities:
Proceeds from Sales of Assets	5	149
Additions to Property, Plant and Equipment	(302)	(314)

Net Cash Used In Investing Activities	(297)	(165)

Cash Flows From Financing Activities:
Proceeds From Issuance of Common Stock and Options Exercised	10	205
Purchase of Treasury Stock	—	(2,909)
Dividends Paid	—	(85)
Borrowings Under Revolving Credit Facility	4,873	10,833
Repayments Under Revolving Credit Facility	(5,030)	(8,313)

Net Cash Used In Financing Activities	(147)	(269)

Net Increase/(Decrease) in Cash	1,614	(2,406)
Cash at Beginning of the Period	39	2,406

Cash at End of the Period	$1,653	$—

Continued....

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (Continued)
(In Thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	3/31/02	3/31/01

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
Interest	$145	$262
Supplemental Schedule of Non Cash Financing Activities:
Issuance of Director Equity Compensation	$8	$12

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying consolidated financial statements are unaudited and have been prepared by ECC International Corp. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 2001 consolidated balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows for the interim presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

The Company has no Comprehensive Income other than Net Income.

2.	Inventories

	(In Thousands)
	3/31/02	6/30/01

Work in Process	$187	$97
Raw Materials	3,389	3,869

Total Gross Value	3,576	3,966

Reserves	(2,506)	(2,812)

Net Value	$1,070	$1,154

Work in process inventory is valued using the specific identification cost method, but not in excess of net realizable value. The Company values raw materials at the lower of average cost or market. On a quarterly basis, inventory items are evaluated to identify slow-moving, excess or obsolete parts. An assessment of potential use on future programs including spare parts orders, repairs and warranty work, is the basis for the establishment of a reserve for excess and obsolete inventory.

3.	Debt

On June 24, 1999, the Company entered into a revolving Credit Facility (“Credit Facility”) with Mellon Bank, N.A. totaling $12.5 million and expiring on June 24, 2003. Available borrowings are based on a formula of accounts receivables and property, as defined in the Credit Facility. As of March 31, 2002, there was no outstanding balance under the Credit Facility.

The Company was not in compliance with certain financial covenants required under the Credit Facility during fiscal year 2001. On November 5, 2001, the Credit Facility was amended whereby the Company paid a fee of $40,000 to resolve the prior non-compliance issues, adjust the future financial covenant requirements, reduce the line of credit from $12.5 million to $5.0 million and revise the fee structure. As of March 31, 2002, the Company is in compliance with the amended covenants. Based on the positive cash balance since July 13, 2001, and the positive cash projections for the balance of fiscal year 2002, management believes that operational cash requirements can be funded internally.

The Credit Facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce any outstanding balance under the Credit Facility.

4.	Income Taxes

The Company has approximately $12.3 million of cumulative federal net operating loss carryforwards, which expire between 2019 and 2021. In addition, the Company had available at June 30, 2001, cumulative net operating loss carryforwards of $12.8 million for Florida state income tax purposes, which expire between 2019 and 2021. No tax provision was recorded for the nine-month period ended March 31, 2002, as the Company anticipates utilization of the net operating loss carryforwards with a reduction in the valuation allowance. Based on recent tax law changes, which extended the carryback period for net operating losses and changed certain additional minimum tax liability rules, a net $215,000 tax benefit was recorded in the three-month period ended March 31, 2002.

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

The following table sets forth the details and the cumulative activity associated with the accrual of these termination costs (in thousands):

Accrued Employee Termination Benefits at 6/30/01	$105
Cash Payments	(93)
Employee Termination Benefits Incurred	272

Accrued Employee Termination Benefits at 9/30/01	284
Cash Payments	(275)

Accrued Employee Termination Benefits at 12/31/01	9
Cash Payments	(9)

Accrued Employee Termination Benefits at 3/31/02	$—

6.	Business Segment Information

The Company operates only in the training segment which includes the design and manufacture of training simulators.

Sales by Class of Customer (In Thousands):

	Nine Months Ended		Three Months Ended

	3/31/2002	3/31/2001	3/31/2002	3/31/2001

U.S. Department of Defense
Direct	$4,479	$9,268	$975	$3,504
Subcontract	17,556	11,500	8,164	2,245

Total Sales	$22,035	$20,768	$9,139	$5,749

Export sales from the U.S. were not material for the three-month and nine-month periods ended March 31, 2002 and March 31, 2001, respectively. Export sales do not include Foreign Military Sales through U.S. government agencies and prime contractors of $254,000 for the three-month and nine-month periods ended March 31, 2002.

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

The Company’s dilutive potential common shares consist of stock options. In calculating diluted earnings per share, 9,934 and 16,987 dilutive potential common shares were included for the three-month and nine-month periods ended March 31, 2002, respectively. The number of potentially dilutive common shares for the three-month and nine-month periods ended March 31, 2001, were 65,215 and 61,730, respectively, however these shares were not included in computing earnings per share since they would have an anti-dilutive effect.

The weighted-average number of common shares outstanding for each period presented is as follows:

	Nine Months Ended		Three Months Ended

	3/31/2002	3/31/2001	3/31/2002	3/31/2001

Basic	7,832,896	8,327,241	7,836,844	7,821,553
Diluted	7,849,883	8,327,241	7,846,778	7,821,553

8.	Commitments and Contingencies

During fiscal year 2001, the Company announced the formation of a strategic planning committee to evaluate various strategic alternatives for enhancing stockholder value including a potential sale of the Company. In order to retain critical employees, retention agreements were implemented with 24 key employees whereby an incentive of 15-20% of their salaries would be payable in two increments: half at the date of a sale of the Company and half nine months after the close of a sale. These payments totaling $500,000 will be recorded in the event the Company is sold.

In April 2002, the Company announced that Dr. James C. Garrett, President and Chief Executive Officer of ECC, will be leaving the Company at the end of June 2002. Severance costs of approximately $260,000 will be recorded at that time.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

During the three-month and nine-month periods ended March 31, 2002, the Company’s principal source of cash was from operations. As a result of profitable operations, the Company’s cash balance increased by $1.6 million since fiscal year end 2001.

Liquidity and Capital Resources

The Company was not in compliance with certain financial covenants required under the Credit Facility during fiscal year 2001. On November 5, 2001, the Credit Facility was amended whereby the Company paid a fee of $40,000 to resolve the prior non-compliance issues, adjust the future financial covenant requirements, reduce the line of credit from $12.5 million to $5.0 million and revise the fee structure. As of March 31, 2002, there was no outstanding balance under the Credit Facility and the Company was in compliance with the amended covenants. Based on the positive cash balance since July 13, 2001 and the positive cash projections for the balance of fiscal year 2002, management believes that operational cash requirements can be funded internally.

The Company considers the capacity of its Orlando, Florida facilities to exceed its present needs and is in the process of attempting to sell the facilities with a long term leaseback of 75,000 square feet. The Company is also considering selling the facility and moving to a new location. At this time, the Company has engaged a broker in an exclusive arrangement to assist in the sale but has no other agreements, commitments or understandings with respect to the sale of the facility.

During the remainder of fiscal year 2002, the Company currently anticipates spending approximately $25,000 for refurbishment of the Orlando facility and new machinery and equipment. The Company leases certain equipment under operating leases. Future minimum lease payments under all non-cancelable operating leases as of March 31, 2002 are $60,000.

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

The Company currently has no material commitments for capital expenditures. Management believes that with the funds available under its projected cash flows, the Company will have sufficient resources to meet planned operating commitments for the foreseeable future.

b)	Material Changes in Results of Operations

Sales increased 59% or $3.4 million and 6% or $1.3 million for the three-month and nine-month periods ended March 31, 2002, respectively, compared to the same periods ended March 31, 2001. The increase in sales is primarily due to increased revenues resulting from the $15.6 million Javelin Missile Field Tactical Trainer (FTT) award which was announced in October 2001.

Gross profit as a percentage of sales increased to 34% and 32% for the three-month and nine-month periods ended March 31, 2002, compared to 15% and 16% for the same periods ended March 31, 2001. The increase in gross profit is primarily a result of improvements in gross margins due to performance efficiencies on several programs including CCTT, Javelin FTT and Javelin Basic Skills Trainer (BST.) Overhead expenses were also reduced in fiscal year 2002 due to the reductions in workforce and other cost reduction initiatives that took place in fiscal year 2001 and the first quarter of fiscal year 2002. The low gross margins experienced in fiscal year 2001 were impacted by $1.4M in severance costs and costs related to completion of the EST system development.

Selling, general and administrative (SG&A) expenses decreased 42% and 32% or $1.0 million and $2.2 million during the three-month and nine-month periods ended March 31, 2002, respectively, compared to the same periods ended March 31, 2001. The decrease in SG&A was primarily due to decreased bid and proposal activity and the reductions in workforce that took place during fiscal year 2001.

Independent research and development (IR&D) expenses increased 124% or $664,000 during the nine-month period ended March 31, 2002, compared to the same period ended March 31, 2001. The increase in IR&D expenses was primarily due to increased research in the area of new simulation products and technologies for potential application to the Company’s products, particularly in the area of small arms weapons trainers.

The Company has approximately $12.3 million of cumulative federal net operating loss carryforwards, which expire in 2019 and 2021. A full valuation allowance has been provided for these net operating loss carryforwards which were subject to uncertainty as to their ultimate realization. No tax provision was recorded for the three-month period ended March 31, 2002, as the Company anticipates utilization of the net operating loss carryforwards with a reduction in the valuation allowance. Based on recent tax law changes, which extended the carryback period for net operating losses and changed certain additional minimum tax liability rules, a net $215,000 tax benefit was recorded in the three-month period ended March 31, 2002. The tax provision recorded during the nine-month period ended March 31, 2001, was due to a valuation allowance for an alternative minimum tax credit of $120,000 paid for the fiscal year ended June 30, 2000. This valuation allowance was recorded due to the uncertainty as to the ultimate realization of the tax credit.

c)	Critical Accounting Policies

The Company considers that certain accounting policies are critical due to the estimation process involved in each of them. The assumptions and judgement utilized in developing these estimates are based on the information available at the time including an assessment of the risks and uncertainties. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The significant accounting policies, which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results, include the following:

Revenue Recognition

Contract sales and anticipated profits are recognized using the percentage of completion method measured by the ratio of costs incurred to date to estimated total costs. The Company reevaluates the estimated costs to complete on the entire contract on a quarterly basis. Any revisions in estimated costs or contract value during the progress of the work may affect the estimated gross margin percentage for the contract. Estimated costs may be adjusted favorably or unfavorably based on projected changes in areas such as labor efficiencies, material price negotiations, supplier delivery schedules, design and development progress and overhead rate projections. Changes in gross margin percentages have the effect of adjusting the current period earnings applicable to performance in prior periods.

Anticipated losses on contracts in progress are recorded in the period in which the losses are identified. Claims would be included as a component of contract value for purposes of revenue recognition at such time as the amount is reasonably determinable and probable.

Inventories

The Company values raw materials at the lower of average cost or market. On a quarterly basis, inventory items are evaluated to identify slow-moving, excess or obsolete parts. An assessment of potential use on future programs including spare parts orders, repairs and warranty work, is the basis for the establishment of a reserve for excess and obsolete inventory. Potential usage assessments may be impacted favorably or unfavorably by changes in the Company’s projected contracts, parts obsolescence and level of spares and repairs.

Deferred Tax Assets

The Company has provided a full valuation reserve against its deferred tax assets. In the future, if sufficient evidence of the Company’s ability to generate future taxable income becomes apparent, the Company may reduce its valuation allowances resulting in income tax benefits in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the valuation allowance quarterly.

d)	Certain Factors That May Affect Future Operating Results

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

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
ECC INTERNATIONAL CORP. AND SUBSIDIARIES

ITEM 5. Other Information

In April 2002, the Company announced that Dr. James C. Garrett, President and Chief Executive Officer of ECC, will be leaving the Company at the end of June 2002. Severance costs of approximately $260,000 will be recorded at that time.

Mr. James Henderson, a member of the Board of Directors, will be interim President and Chief Executive Officer as the Company begins its search for a permanent replacement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECC INTERNATIONAL CORP.

Date: May 14, 2002	/s/ Melissa Van Valkenburgh Melissa Van Valkenburgh Chief Financial Officer