Form 10-K
period 2002-06-30
ECC INTERNATIONAL CORP
filed 2002-09-30
CIK 31660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number 001-8988

ECC INTERNATIONAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	23-1714658

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2001 West Oak Ridge Road, Orlando, Florida	32809-3803

(Address of principal executive offices )	(Zip Code)

Registrant’s telephone number, including area code (407) 859-7410

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES      ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of September 16, 2002, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $14,678,303. (This figure was computed on the basis of the closing price for the Registrant’s Common Stock on September 16, 2002 using the number of shares held by stockholders who are not officers, directors or record holders of 10% or more of the Registrant’s outstanding Common Stock. The characterization of such officers, directors and 10% stockholders as affiliates is for purposes of the computation only and should not be construed as an admission for any purpose whatsoever that any of such persons are, in fact, affiliates of the Registrant.)

As of September 16, 2002, there were 7,878,124 shares of the Registrant’s Common Stock, $0.10 par value per share, outstanding.

Information with respect to directors in Item 10 and the information required by Items 11-13 is incorporated by reference to the definitive proxy statement of the Registrant to be filed with the Commission in connection with its Annual Meeting of Stockholders scheduled for December 13, 2002.

The Exhibit Index is located on pages 41 through 44.

PART I

Item 1. Business

(a) General Development of Business

(1)	ECC International Corp, a Delaware corporation organized in 1969 (the “Company” or “ECC”), designs, manufactures and markets computer controlled simulators used primarily for training personnel to perform maintenance and operator procedures on military weapons systems. The Company’s simulators measure performance as a trainee operates the equipment, conducts equipment tests, diagnoses programmed malfunctions and takes corrective actions. The Company’s equipment is used by all four branches of the U.S. Department of Defense as well as numerous foreign governments for operator training and maintenance training for aircraft, missiles, tanks, combat vehicles and small arms weapons. The Company’s systems also have potential commercial application in areas such as law enforcement training.

To support its training systems, the Company also develops training curricula, conducts training courses, develops instruction handbooks and operates a logistics support center.

The Company designs and manufactures a significant portion of the components of its simulator systems, with the exception of certain equipment which is commercially available, such as computers, modified weapons, CRTs, disk drives and printers, which it purchases. The Company is not dependent on any one supplier for raw materials or computer related equipment used in or sold as part of its systems. The Company’s systems are marketed through a direct sales force and independent international sales representatives.

During fiscal year 1998, the Company completed the sale of its vending operation’s assets. The sale of the vending operation was accounted for as a discontinued operation and accordingly, the vending operations were segregated in the accompanying Selected Financial Data. During fiscal year 1999, the Company completed the wind-down of its U.K. operation, ECC Simulation Limited, (the “U.K. operation”)

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

The components used in training systems, as well as the parts used to manufacture the computers and devices used in the Company’s systems are purchased from original equipment manufacturers, electronics supply firms and others. The Company has no reason to believe that it cannot continue to obtain such components, or suitable substitutes, as it may require.

	(iv)	Patents, Trademarks, Licenses, Franchises and Concessions

Not applicable.

	(v)	Seasonality of Business

The Company’s business is not seasonal in nature.

	(vi)	Working Capital Practices

The Company’s working capital practices are similar to other government contractors.

	(vii)	Dependence on Customer

The Company’s training business is government related and channeled to the Company principally through the United States Department of Defense. For the fiscal year ended June 30, 2002, 23% of sales were made directly to the U.S. Department of Defense, while 76% of sales were made to various other contractors for ultimate use by the U.S. Department of Defense. Within the U.S. Department of Defense, there are various agencies that are “customers” of the Company, with the largest being the U.S. Army. The largest prime contractors that are customers of the Company are Raytheon/Lockheed Martin JAVELIN Joint Venture (the “Joint Venture”) and Lockheed Martin Corporation (“Lockheed”). Sales to the Joint Venture were 52% of the total sales and sales to Lockheed accounted for 13% of total sales. See note 12 in the Notes to the Consolidated Financial Statements.

(viii)	Backlog

At June 30, 2002, the Company’s backlog (which represents that portion of outstanding contracts not yet included in revenue) was approximately $80 million of which $57 million represented contract options, which have not yet been exercised by the customer. At June 30, 2001, the Company’s backlog was $103 million of which $85 million represented contract options. It is anticipated that approximately 90% of the backlog, exclusive of contract options, at June 30, 2002 will be delivered during the fiscal year ending June 30, 2003.

(ix)	Renegotiation or Termination of Contracts or Subcontracts at Government’s Election

The Company’s government contracts contain standard terms permitting termination without cause at the option of the government. In the event of termination of such contracts, the Company is entitled to receive reimbursement on the basis of work completed (cost incurred plus a reasonable profit)

(x)	Competitive Conditions

The Company competes with a large number of firms. Many of the Company’s competitors are substantially larger and have greater financial resources. Competition is based upon both price and performance considerations. Positive factors pertaining to the Company’s competitive position are that the Company has a large base of installed systems and extensive experience in the computer controlled maintenance simulation field. The Company believes that this defense segment continues to have growth potential and expects to see new competitors in this market.

(xi)	Independent Research and Development (IR&D)

During the fiscal years ended June 30, 2002, 2001 and 2000, approximately $1,597,000, $957,000 and $376,000, respectively, was spent on Company sponsored research activities, including manufacturing, engineering and software development relating to the development of new products and product enhancements. During fiscal years 2002, 2001 and 2000, the Company did not have any customer sponsored research activities. During the fiscal year ended June 30, 2002, the Company employed the equivalent of seven full-time professional employees whose prime responsibility was in research and development activities. From time to time, the Company utilizes the specialized skills of many of its other employees and contract personnel on a limited engagement basis.

(xii)	Environment

Not Applicable.

(xiii)	Number of Persons Employed

As of June 30, 2002, the Company employed approximately 140 persons.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

Export sales were immaterial to the Company’s gross sales. See note 12 in the Notes to the Consolidated Financial Statements.

Item 2. Properties

The Company owns its simulation development and manufacturing facilities, which are situated on 25 acres in Orlando, Florida. The main plant facility totals 398,086 square feet and ancillary buildings on the property total 69,847 square feet. The Company considers the capacity of its facilities to exceed its present needs and is in the process of attempting to sell the facilities to a third party with a long term leaseback of approximately 90,000 square feet. To date, the Company has no agreements, commitments or understandings with respect to the sale of the facility.

Item 3. Legal Proceedings

Currently, the Company is not a party to any material pending legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders

There was no vote of security holders during the fourth quarter of the fiscal year.

Executive Officers and Key Management Employees of the Registrant

Each of the following officers and key management employees of the Company was elected by the Board of Directors and serves at the discretion of the Board.

Name	Age	Position with the Registrant	Officer Since

James R. Henderson	44	Acting President, Chief Executive Officer	2002

Melissa A. Van Valkenburgh	49	Chief Financial Officer	1999

Terry W. Kohl*	45	Vice President, Business Development	2002

Mr. Henderson assumed his position in July 2002; Ms. Van Valkenburgh assumed her position in March 1999; and Ms. Kohl assumed her position in July 2002.

Mr. Henderson has been Vice President of Operations of Steel Partners, Ltd., for 3 years. He was previously employed for 3 years by Ayden Corporation, most recently as President and Chief Operating Officer. Prior to that he was employed by Unisys Corporation. Mr. Henderson has been on the Board of Directors since 1999. Upon the departure of Dr. James C. Garrett as of June 30, 2002, Mr. Henderson was appointed as Acting President and Chief Executive Officer by the Board.

Ms. Van Valkenburgh is a Certified Public Accountant who most recently was Controller of Applied Materials Incorporated at their Austin, Texas site. She previously served for 17 years at Rockwell International where she was Controller of several of its Defense Electronic Divisions. Prior to that, she worked in public accounting with Deloitte & Touche for 5 years.

Ms. Kohl has worked for ECC International Corp., since 1985. She began as a Simulation Analyst and advanced through several positions over the years, including Deputy Program Manager and Director of Contracts. Her most recent position with the Company was as Business Area Director for Engagement Skills Training Systems.

*	Key management employees who are not “officers” for the purposes of Section 16 of the Securities Exchange Act of 1934 and the rules and regulations thereunder.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

(a) Market Information

The Common Stock of the Company is currently listed on the American Stock Exchange (symbol ECC). Prior to November 6, 2000, the Company was listed on the New York Stock Exchange. The price range of the Common Stock during the last two fiscal years was as follows:

Quarter Ended	High	Low

June 30, 2002	$3.90	$2.53
March 31, 2002	3.10	1.90
December 31, 2001	3.65	2.85
September 30, 2001	3.75	3.01
June 30, 2001	3.66	3.25
March 31, 2001	3.88	3.41
December 31, 2000	4.00	3.13
September 30, 2000	4.00	2.81

Common stock prices shown above are the daily sales prices on the American or New York Stock Exchange. During the fiscal year ended June 30, 2001, the Company repurchased 727,000 shares of common stock through open-market purchases.

(b) Holders

As of September 16, 2002, the Company had approximately 836 stockholders of record of its common stock based on the transfer agent’s listings. The Company believes its shares are beneficially held by several thousand additional stockholders based on broker dealer demand for proxy materials in 2001.

(c) Dividends

No cash dividends have been declared on the Company’s common stock during the last seven years. Under the Company’s Credit Facility, the Company is not permitted to pay cash dividends. See note 7 in the Notes to the Consolidated Financial Statements.

Item 6. Selected Financial Data

(In Thousands, Except Per Share Data)

	Years Ended June 30,

	2002	2001	2000	1999	1998

Operating Data:
Continuing Operations:
Net Sales	$31,961	$28,736	$40,876	$48,676	$52,618
Operating Income/(Loss)	2,719	(6,876)	3,985	(3,874)	(13,775)
Net Income/(Loss)	2,959	(7,139)	3,389	(3,546)	(12,409)
Discontinued Operations:
Net Sales	—	—	—	—	—
Operating Income/(Loss)	—	—	—	—	—
Net Income/(Loss)	—	—	—	—	(407)
Per Share Data Basic:
Weighted Average Number of Common Shares Outstanding	7,835	8,025	8,436	8,346	8,174
Earnings/(Loss) Per Common Share Continuing Operations	$0.38	$(0.89)	$0.40	$(0.42)	$(1.52)
Earnings/(Loss) Per Common Share Discontinued Operations	—	—	—	—	(0.05)

Earnings/(Loss) Per Common Share	$0.38	$(0.89)	$0.40	$(0.42)	$(1.57)

Cash Dividends Per Common Share	$—	$—	$—	$—	$—

Per Share Data-Assuming Dilution:
Weighted Average Number of Common Shares Outstanding	7,852	8,025	8,485	8,346	8,174
Earnings/(Loss) Per Common Share Continuing Operations	$0.38	$(0.89)	$0.40	$(0.42)	$(1.52)
Earnings/(Loss) Per Common Share Discontinued Operations	—	—	—	—	(0.05)

Earnings/(Loss) Per Common Share	$0.38	$(0.89)	$0.40	$(0.42)	$(1.57)

	As of June 30,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Total Assets	$30,939	$27,772	$39,235	$48,713	$64,358
Working Capital	$14,991	$10,391	$17,921	$13,063	$11,385
Long-Term Debt	$—	$—	$—	$—	$—
Stockholders’ Equity	$26,785	$23,772	$33,689	$30,087	$33,437

As a result of the Company’s sale of its vending operation during fiscal year 1998, the vending operation was accounted for as a discontinued operation beginning in fiscal year 1997.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

(a) (1) and (2) Liquidity and Capital Resources

During both fiscal years 2001 and 2002, the Company’s principal source of cash was from operations. The principal use of these funds was to pay down the revolving Credit Facility and fund additions to property, plant and equipment. In addition, during fiscal year 2001, the Company expended $2.9 million to purchase 727,000 shares of Treasury Stock. The Company did not purchase any shares in fiscal year 2002.

Cash provided by operating activities was $6.8 million in fiscal year 2002 compared to $627,000 for fiscal year 2001 and $8.2 million for fiscal year 2000. Fiscal year 2002 operating cash flow reflects the Company’s net income of $3.0 million and accounts receivables collections due to significant shipments of EST-2000 and Javelin systems during the year.

Cash used for investing activities, primarily in additions to property, plant and equipment, was $411,000 in fiscal year 2002 compared to $381,000 in fiscal year 2001 and $893,000 in fiscal year 2000.

The Company’s financing activities used $111,000 of cash in fiscal year 2002 compared to $2.6 million in fiscal year 2001 and $6.4 million in fiscal year 2000. In fiscal year 2001, $2.9 million was utilized to repurchase treasury stock.

On June 24, 1999, the Company entered into a revolving credit facility (“Credit Facility”) totaling $12.5 million and expiring on June 24, 2003 with Mellon Bank, N. A., which was subsequently purchased by LaSalle Business Credit. Proceeds from the Credit Facility were used to pay the outstanding balance under the Company’s loan facility with its previous primary lender. There was no outstanding balance under the Credit Facility at June 30, 2002.

The Company was not in compliance with certain financial covenants required under the Credit Facility during fiscal year 2001. On November 5, 2001, the Credit Facility was amended whereby the Company paid a fee of $40,000 to resolve the prior non-compliance issues; adjust the future financial covenant requirements; reduce the line of credit from $12.5 million to $5.0 million; and revise the fee structure. As of June 30, 2002, the Company is in compliance with the amended covenants. Based on the fact that there have been no borrowings since July 13, 2001, a cash balance of $6,280,000 at June 30, 2002, and the positive cash projections for fiscal year 2003, management believes that operational cash requirements will continue to be funded internally.

During fiscal year 2003, the Company anticipates spending approximately $400,000 for new machinery and equipment, and to continue to refurbish the Orlando, Florida facility. In order to improve productivity and efficiency, actions are underway to consolidate the Company into approximately 90,000 square feet. This consolidation also includes outsourcing of certain activities and the disposition of excess equipment and machinery, the majority of which is fully depreciated. In addition, the Company is disposing of excess and obsolete raw materials inventory which is fully reserved.

During fiscal year 2001, the Company reduced its operating costs by eliminating 105 employees or 35% of the total number of employees. Termination benefits associated with the reductions were approximately $1,418,000. Annual compensation savings associated with these actions were $4,300,000. All employee termination benefits related to the fiscal year 2001 reductions in workforce were paid by October 31, 2001.

In September 2001, the Company reduced its operating costs by eliminating approximately 35 employees or 25% of the total remaining employees. Annual compensation savings associated with these actions were approximately $2,200,000. The employee termination benefits associated with the reductions were approximately $272,000 of which $253,000 was recorded to cost of sales and $19,000 recorded to selling, general and administrative expenses. All termination benefits related to the September 2001 reduction in workforce were paid in fiscal year 2002.

In April 2002, the Company announced that Dr. James C. Garrett, President and Chief Executive Officer, would leave the Company at the end of June 2002. Severance costs of approximately $255,000, which includes one year of salary and health benefits, were recorded in June 2002 and are included in Accrued Expenses and Other. These costs will be paid during fiscal year 2003.

In July 2002, the Company further reduced its operating costs by eliminating 15 employees or 11% of the remaining employees. The employee termination benefits associated with the reductions were approximately $197,000. Annual compensation savings associated with theses actions were approximately $1,200,000.

Management’s plans to improve future profitability include: (1) a continuation of both direct and indirect cost reduction initiatives and improvement of operating performance, (2) an aggressive focus on obtaining follow-on awards to existing business, and (3) the implementation of strategies to procure new business.

Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with the funds available under its projected cash flow, the Company will have sufficient resources to meet planned operating commitments for the foreseeable future.

On August 23, 2002, the Board of Directors approved a plan to repurchase up to $1.5 million of common stock. Any repurchases will be made from time to time in the open market or in negotiated transactions pursuant to the “safe harbor” rules of the Securities and Exchange Commission. Repurchases will be effected if and when management deems prudent. Approval to execute this plan must be obtained from LaSalle Business Credit under the Company’s Credit Facility prior to initiating any purchases.

(3) Results of Operations

2002 Compared with 2001

Net sales increased $3.2 million (11%) in fiscal year 2002 compared to fiscal year 2001. This increase is primarily due to revenues resulting from the $15.6 million Javelin Missile Field Tactical Trainer (FTT) award, which was announced in October 2001.

Gross margin as a percentage of sales increased to 34% in fiscal year 2002 compared to 14% in fiscal year 2001. The higher margins are primarily a result of improvement in gross margins due to performance efficiencies on several programs including CCTT, Javelin FTT and Javelin BST. Overhead expenses were also significantly reduced in fiscal year 2002 due to reductions in the workforce and other cost reduction initiatives which took place in fiscal year 2001 and early fiscal year 2002.

Selling, general and administrative decreased $3.4 million (34%) in fiscal year 2002 compared to fiscal year 2001. This decrease is primarily a result of decreased bid and proposal expenses and reductions in the workforce that took place in fiscal year 2001. There were several major pursuits of long-term programs in fiscal year 2001, which required significant investments.

Independent research and development (IR&D) expense increased $640,000 (67%) in fiscal year 2002 compared to fiscal year 2001 primarily due to increased research projects related to the EST 2000 product.

Deferred tax assets decreased $1.1 million (16%) in fiscal year 2002 compared to fiscal year 2001 due primarily to increased tax deductions due to disposal of excess and obsolete inventory. The tax valuation allowance was decreased by the same amount. Due to uncertainty as to the ultimate realization of these assets, the Company has provided a valuation reserve against its deferred tax assets. Based on recent tax law changes, which extended the carryback period for net operating losses and changed certain alternative minimum tax liability rules, a net $216,000 tax benefit was recorded in fiscal year 2002.

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

Deferred tax assets increased $2.7 million (60%) in fiscal year 2001 compared to fiscal year 2000 due primarily to increased Federal Operating Loss Carryforwards. The tax valuation allowance was increased by the same amount due to uncertainty as to the ultimate realization of these assets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company has a variable rate revolving credit facility and, as such, has exposure to interest rate fluctuations. Under current market conditions, the impact of an increase or decrease in the prevailing interest rates would not materially effect the Company’s consolidated financial position or results of operations. As of June 30, 2002, there was no outstanding balance under the Credit Facility.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page(s)

Report of Independent Certified Public Accountants	16

Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000	17

Consolidated Balance Sheets as of June 30, 2002 and 2001	18

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2002, 2001 and 2000	19

Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000	20-21

Notes to Consolidated Financial Statements	22-39

Part III and IV, including exhibits	40-44

Schedule II-Valuation and Qualifying Accounts For the Years Ended June 30, 2002, 2001 and 2000	45

Signatures	46

Consultant Agreement	47-48

Consent of Independent Certified Public Accountants	49

Certifications	50-53

Corporate Directory	54

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and
the Board of Directors of
ECC International Corp.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ECC International Corp. and its Subsidiaries (the “Company”) at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orlando, Florida
August 9, 2002

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 For the Years Ended June 30, 2002, 2001 and 2000
 (In Thousands, Except Per Share Data)

	2002	2001	2000

Net Sales	$31,961	$28,736	$40,876
Cost of Sales	21,129	24,735	27,386

Gross Profit	10,832	4,001	13,490

Expense:
Selling, General & Administrative	6,516	9,920	9,129
Independent Research and Development	1,597	957	376

Total Expense	8,113	10,877	9,505

Operating Income/(Loss)	2,719	(6,876)	3,985

Other Income/(Expense):
Interest Income	191	62	151
Interest Expense	(154)	(344)	(727)
Other-Net	(13)	179	(20)

Total Other Income/(Expense)	24	(103)	(596)

Income/(Loss) Before Income Taxes	2,743	(6,979)	3,389
Provision/(Benefit) for Income Taxes	(216)	160	—

Net Income/(Loss)	$2,959	$(7,139)	$3,389

Net Income/(Loss) Per Common Share— Basic and Assuming Dilution:	$0.38	$(0.89)	$0.40

See accompanying notes to consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 As of June 30, 2002 and 2001
 (In Thousands, Except Share and Per Share Data)

	2002	2001

ASSETS
Current:
Cash	$6,280	$39
Accounts Receivable	2,152	4,521
Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts	9,458	8,283
Inventories	920	1,154
Prepaid Expenses and Other	274	307

Total Current Assets	19,084	14,304

Property, Plant and Equipment, Net	11,823	13,352
Other Assets	32	116

Total Assets	$30,939	$27,772

LIABILITIES
Current:
Current Portion of Long-Term Debt	$—	$157
Accounts Payable	2,121	1,955
Accrued Expenses and Other	1,972	1,801

Total Current Liabilities	4,093	3,913

Deferred Income Taxes	61	61
Other Long-Term Liabilities	—	26

Total Liabilities	4,154	4,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred Stock, $0.10 par; 1,000,000 shares authorized;
None issued and outstanding	—	—
Common Stock, $0.10 par; 20,000,000 shares authorized; 8,577,608 shares issued and 7,850,608 outstanding in 2002, and 8,557,285 shares issued and 7,830,285 outstanding in 2001	858	856
Note Receivable from Stockholder	(168)	(168)
Capital in Excess of Par	25,493	25,441
Retained Earnings	3,511	552
Treasury Stock at cost, 727,000 shares	(2,909)	(2,909)

Total Stockholders’ Equity	26,785	23,772

Total Liabilities and Stockholders’ Equity	$30,939	$27,772

See accompanying notes to consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 For the Years Ended June 30, 2002, 2001 and 2000
(In Thousands, Except Share Data)

					Note
			Capital		Receivable	Total
	Common	Treasury	In Excess	Retained	From	Stockholders'
	Stock	Stock	of Par	Earnings	Stockholders	Equity

Balance as of June 30, 1999	$841	$—	$25,005	$4,387	$(146)	$30,087

Net Income/(Loss)	—	—	—	3,389	—	3,389
Stock Issued:
Employee Stock Purchase Plan-38,291 Shares	4	—	112	—	—	116
Exercise of Options-3,400 Shares	—	—	7	—	—	7
Issuance of Common Stock to Directors-27,211 Shares	3	—	87	—	—	90

Balance as of June 30, 2000	848	—	25,211	7,776	(146)	33,689

Net Income/(Loss)	—	—	—	(7,139)	—	(7,139)
Stock Issued:
Employee Stock Purchase Plan-17,5291 Shares	2	—	49	—	—	51
Exercise of Options-54,337 Shares	6	—	166	—	—	172
Issuance of Common Stock to Directors-4,354 Shares	—	—	15	—	—	15
Renegotiation of Note Recvd from Stockholder	—	—	—	—	(22)	(22)
Purchase of Stockholder Rights	—	—	—	(85)	—	(85)
Treasury Stock 727,000 shares	—	(2,909)	—	—	—	(2,909)

Balance as of June 30, 2001	856	(2,909)	25,441	552	(168)	23,772

Net Income/(Loss)	—	—	—	2,959	—	2,959
Stock Issued:
Employee Stock Purchase Plan-7,656 Shares	1	—	18	—	—	19
Exercise of Options-10,000 Shares	1	—	26	—	—	27
Issuance of Common Stock to Directors-2,667 Shares	—	—	8	—	—	8

Balance as of June 30, 2002	$858	$(2,909)	$25,493	$3,511	$(168)	$26,785

Common shares outstanding at June 30, 2002, 2001 and 2000 were 7,850,608, 7,830,285 and 8,481,067 shares, respectively.

See accompanying notes to consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended June 30, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000

Cash Flows From Operating Activities:
Net Income/(Loss)	$2,959	$(7,139)	$3,389
Adjustments to Reconcile Net Income to Net Cash Provided by/(Used For) Operating Activities:
Depreciation	1,902	2,645	3,919
Amortization	96	101	421
Loss/(Gain) on Sale of Assets	38	(140)	25
Changes in Certain Assets and Liabilities:
Accounts Receivable	2,369	2,816	(2,621)
Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts	(1,175)	2,172	8,039
Inventories	234	1,405	1,752
Prepaid Expenses and Other	21	436	(329)
Accounts Payable	166	517	(1,479)
Accrued Expenses and Other	153	(2,186)	(4,914)

Net Cash Provided By Operating Activities	6,763	627	8,202

Cash Flows From Investing Activities:
Proceeds From Sale of Assets	8	154	18
Additions to Property, Plant and Equipment	(419)	(535)	(911)

Net Cash Used In Investing Activities	$(411)	$(381)	$(893)

Continued...

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2002, 2001 and 2000
(In Thousands)

	2002	2001	2000

Cash Flows From Financing Activities:
Proceeds From Issuance of Common Stock and Options Exercised	$46	$223	$123
Purchase of Treasury Stock	—	(2,909)	—
Purchase of Stockholder Rights	—	(85)	—
Debt Issue Costs for Revolving Credit Facility	—	—	(87)
Net Repayments Under Revolving Credit Facility	(5,030)	(18,800)	(6,424)
Net Borrowings Under Revolving Credit Facility	4,873	18,957	—

Net Cash Used In Financing Activities	(111)	(2,614)	(6,388)

Net Increase/(Decrease) in Cash	6,241	(2,367)	921
Cash at Beginning of the Year	39	2,406	1,485

Cash at End of the Year	$6,280	$39	$2,406

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for Interest	$167	$329	$720

Supplemental Schedule of Non-Cash Financing Activities:
Issuance of Director Equity Compensation	$8	$15	$90
Purchase of Fixed Assets Through Capital Leases	$—	$—	$254

See accompanying notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of ECC International Corp. and its wholly owned subsidiaries (collectively, the “Company”). Intercompany transactions have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if a write-down is required. If impairment is indicated, the carrying amount of the asset is reduced to its fair value.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized by applying enacted statutory tax rates to temporary differences between the tax basis and financial statement carrying value of the Company’s assets and liabilities. A valuation allowance is provided where it is more likely than not that deferred tax assets will not be realized.

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

Research and Development Costs

Company sponsored research and development costs are included as part of the general and administrative costs and were approximately $1,597,000, $957,000 and $376,000 during fiscal years ended June 30, 2002, 2001 and 2000, respectively. These activities include manufacturing, engineering and software research and development relating to the development of new products and product enhancements. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs. There were no customer sponsored research and development costs for fiscal years 2002, 2001 and 2000.

Treasury Stock

Repurchased shares of the Company’s common stock are included in treasury stock at cost.

Stock-Based Compensation

The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known. Pro- forma information relating to the fair value of stock-based compensation is presented in note 11 in the Notes to the Consolidated Financial Statements.

Presentation

Certain amounts in fiscal year 2001 have been reclassified to conform to the fiscal year 2002 Financial Statement presentation.

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

The Company’s dilutive potential common shares consists of stock options. In calculating diluted earnings per share, approximately 17,000 and 49,000 dilutive potential common shares were included in fiscal year 2002 and 2000, respectively. The number of potentially dilutive common shares in 2001 was 60,000; however, they were not included in computing earnings per share since they would have had an antidilutive effect. The number of shares used in computing earnings per share is as follows:

	Years Ended June 30,

	2002	2001	2000

Basic	7,835,000	8,025,000	8,436,000
Dilutive	7,852,000	8,025,000	8,485,000

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Asset Impairment and Disposal Issues (SFAS 144). SFAS 143 is effective for fiscal years beginning after June 15, 2002. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value of fair value less cost to sell. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and amends Accounting Principles Board Opinion No. 30 (APB 30) Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect a significant impact on future financial results as a result of adopting these standards.

FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. This newly issued standard rescinds FAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. FAS 145 also amends FAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, FAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of FAS 4, FAS 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of FAS 145 are effective for the Company in fiscal year 2003. The Company does not expect the adoption of FAS 145 to have a material impact on its consolidated financial statements.

FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard requires recording costs associated with exit or disposal activities at their fair market values when a liability had been incurred. Under the previous guidance of Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), certain exits costs were recorded upon management’s commitment to an exit plan. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company will adopt FAS 146 effective January 1, 2003 and does not expect the adoption to have a material impact on its consolidated financial statements.

Note 2. Accounts Receivable

	(In Thousands)
	2002	2001

Contract Receivables, Billed Amounts	$1,765	$4,200
Other	387	321

Total	$2,152	$4,521

Contract receivables include amounts under long-term contracts and subcontracts principally with the U.S. Government or its contractors.

During the fourth quarter of fiscal year 2001, upon advice of legal counsel, the Company recorded a reserve for doubtful accounts for $657,000 against the collection of receivables related to the former U.K. operation. The U.K. operation wind down was completed in May 1999 and there have been no collections against these receivables as of June 30, 2001. There was no reserve for doubtful accounts in fiscal year 2000. During the third quarter of fiscal year 2002, the Company received notice that approximately $140,000, of the outstanding receivables would be paid. This amount was included as income in the third quarter of fiscal year 2002, and payment was received during the fourth quarter of 2002. The remaining reserve for doubtful accounts related to the U.K. operation wind down is approximately $517,000 as of June 30, 2002.

Note 3. Inventories

	(In Thousands)
	2002	2001

Work in Process	$187	$97
Raw Materials	1,343	3,869
Reserve for Excess & Obsolete	(610)	(2,812)

Total	$920	$1,154

Work in Process Inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of average cost or market. The reserve for excess and obsolete inventory is based on an analysis of the specific parts, which includes an assessment of their potential use on future programs. Due to the reconfiguration of the Company into a smaller area, the Company disposed of a portion of its excess and obsolete raw materials inventory in fiscal year 2002, which had been fully reserved in prior years.

Note 4. Property, Plant and Equipment

	(In Thousands)
	2002	2001

Land	$2,216	$2,216
Buildings/Improvements	21,236	20,957
Machinery and Equipment	10,985	19,361
Demonstration and Test Equipment	2,797	8,914

Total	37,234	51,448
Less Accumulated Depreciation	(25,411)	(38,096)

Total	$11,823	$13,352

The Company considers its facilities to be excessive for its present needs and is in the process of attempting to sell the facilities to a third party and implement a long-term leaseback of approximately 90,000 square feet. Actions are underway to consolidate the Company into the smaller area which includes outsourcing of certain activities and disposition of excess equipment and machinery, the majority of which is fully depreciated.

Repairs and maintenance expense for the fiscal years ended June 30, 2002, 2001 and 2000 were $530,000, $713,000 and $1,093,000, respectively.

Note 5. Accrued Expenses and Other

	(In Thousands)
	2002	2001

Compensation	$370	$278
Vacation	345	436
Incentive Plans	573	—
Contract Losses	196	281
Other	488	932

Total	$1,972	$1,927

Note 6. Employee Benefit Plans

The Company has a 401K plan that was established in fiscal year 1999 and covers all employees. Employer contributions are based on a percentage of employee contributions and certain other restrictions as defined in the plan document. In addition, the Company may also make discretionary contributions at the end of the plan year. Employer contributions of approximately $196,000, $263,000 and $378,000 were expensed in the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The maximum employer contribution was reduced from 3% to 1 1/2% effective September 1, 2002.

Note 7. Debt

On June 24, 1999, the Company entered into a revolving credit facility (“Credit Facility”) totaling $12.5 million and expiring on June 24, 2003, with Mellon Bank N.A., which was subsequently purchased by LaSalle Business Credit. Proceeds from the Credit Facility were used to pay the outstanding balance ($6.8 million at June 24, 1999) under the Company’s loan facility with its previous primary lender. Borrowings are based on a formula of receivables and property as defined in the Credit Facility. There was no outstanding balance under the Credit Facility as of June 30, 2002.

Interest is payable monthly, in arrears, at a rate defined in the credit facility (6.75% at June 30, 2002.) The Company is required to pay certain fees on a quarterly basis as calculated by the bank. The unused line fee is equal to .50% per annum of the average daily unused balance. The agreement includes a letter of credit fee equal to .75% per annum and a standby letter of credit fee equal to 1.5% per annum. There were no outstanding letters of credit at June 30, 2002.

The Credit Facility includes certain covenants related to, among other things, working capital, tangible net worth, net income, cash flow and capital expenditures. In addition, the Company is not permitted to pay dividends and substantially all of the assets of the Company are pledged as collateral for the Credit Facility.

The Company was not in compliance with certain financial covenants required under the Credit Facility during fiscal year 2001. On November 5, 2001, the Credit Facility was amended whereby the Company paid a fee of $40,000 to resolve the prior non-compliance issues, adjust the future financial covenant requirements, reduce the line of credit from $12.5 million to $5.0 million and revise the fee structure. As of June 30, 2002, the Company is in compliance with the amended covenants. Based on the positive cash balance since July 13, 2001, and the positive cash projections for fiscal year 2003, management believes that operational cash requirements will continue to be funded internally.

The Credit Facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby collections of trade receivables are used to immediately reduce the balance of the Credit Facility.

Note 8. Income Taxes

The continuing domestic component of income/(loss) before income taxes for the fiscal years ended 2002, 2001 and 2000 is $2.7 million, $(7.0) million, and $3.4 million, respectively.

The components of the benefit for income taxes are as follows for the years ended June 30, (in thousands):

	2002	2001	2000

Current:
Federal	$—	$—	$—
State	—	—	—

Subtotal	—	—	—

Deferred:
Federal	(216)	160	—
State	—	—	—

Subtotal	(216)	160	—

Provision/(Benefit) for Income Taxes	$(216)	$160	$—

The Company has cumulative federal net operating loss carryforwards of approximately $12.1 million, which expire between 2019 and 2021. In addition, the Company had available at June 30, 2001, cumulative net operating loss carryforwards of $13.8 million for Florida state income tax purposes, which expire between 2019 and 2021.

Based on recent tax law changes, which extended the carryback period for net operating losses and changed certain alternative minimum tax liability rules, a net $215,000 tax benefit was recorded in fiscal year 2002. The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the years ended June 30, (in thousands):

	2002		2001

	Asset	Liability	Asset	Liability

Revenue Recognized on Completed Contract for Tax Return and on Percentage of Completion for Financial Reporting	$—	$286	$104	$—
Federal Operating Loss Carryforwards	4,198	—	4,183	—
Federal Tax Credit Carryforwards	269	—	510	—
State Tax Loss Carryforwards	988	—	705	—
Difference between Book and Tax Depreciation	315	—	224	—
Capitalized Bid and Proposal Expense	96	—	194	—
Accruals Not Currently Deductible	353	61	1,148	61

Subtotal	6,219	347	7,068	61
Valuation Allowance	(5,933)	—	(7,068)	—

Total	$286	$347	$—	$61

A valuation allowance provided at June 30, 2002 and 2001 relates primarily to federal and state net operating loss carryforwards which are subject to uncertainty as to their ultimate realization.

These deferred tax assets and liabilities are included in/or classified as follows on the Consolidated Balance Sheets for the years ended June 30, (in thousands):

	2002	2001

Prepaid Expenses and Other	$—	$—
Accrued Expenses and Other	$—	$—
Deferred Income Tax Liability	$385	$61

Differences between the statutory U.S. Federal Income Tax rate and the effective income tax rate reported in the financial statements are as follows for continuing operations for the years ended June 30:

	2002	2001	2000

Federal Statutory Rates	34.0%	(34.0%)	34.0%
Decrease/(Increase) in Taxes Resulting From:
State Income Taxes (after deducting Federal Income Tax Benefit)	0.0%	0.0%	1.3%
Valuation Allowance	(35.5%)	35.0%	(34.9%)
Other	0.0%	1.3%	(0.4%)

Total Provision/(Benefit) for Income Taxes	(1.5%)	2.3%	0.0%

The tax benefit realized from the exercise of stock options was immaterial in fiscal years 2001, 2000 and 1999. These tax benefits were credited to Capital in Excess of Par.

Note 9. Financial Instruments

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivables from major defense prime contractors and U.S. government agencies which minimizes the Company’s credit risk. The Company generally does not require collateral or other security to support customer receivables.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments. The fair value of the Company’s debt approximates fair value due to the variable nature of the interest rate on the debt.

Note 10. Shareholders Equity

Due to the excess cash position and in order to enhance shareholder value, on August 9, 2000, the Board of Directors authorized a plan to repurchase up to $3,000,000 of common stock during fiscal year 2001. A total of 727,000 shares of stock was repurchased in fiscal year 2001 for approximately $2,909,000 and is reflected as Treasury Stock, which is accounted for at actual cost.

On August 23, 2002, the Board of Directors authorized a plan to repurchase an additional $1,500,000 of common stock. Any repurchases would be made from time to time in the open market or in negotiated transactions pursuant to the “safe harbor” rules of the Securities Exchange Commission. Repurchases will be effected if and when management deems prudent. Approval to execute this plan must be obtained from LaSalle Business Credit under the Company’s Credit Facility prior to any purchases.

On August 27, 1996, the Board of Directors declared a dividend distribution of one Right (a Right”) for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on September 17, 1996. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a “Unit”) of Series B Junior Participating Preferred Stock, $0.10 par value per share at a purchase price of $40.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated August 27, 1996 between the Company and Mellon Bank, N.A. as Rights Agent, as amended (the “Rights Agreement”). On August 9, 2000, the Board of Directors terminated the Rights Agreement and, as required under the Rights Agreement, on September 1, 2000, stockholders of record at the close of business on August 9, 2000 received $0.01 for each Right held.

Note 11. Stock Compensation

The Company has several stock-based compensation plans, which are described below. The Company’s Organization and Compensation Committee administers all the stock benefit plans of the Company. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since stock option exercise prices are equal to the fair market value of the stock on the date of grant for its fixed stock option plans and equal to 85% of the fair market value on the date of exercise for stock issued under the employee stock purchase plans, compensation expense is not recognized. However, had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value of the options at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income/(loss) and net income/(loss) per share for fiscal years 2002, 2001 and 2000 would have been changed to the pro-forma amounts indicated below (in thousands, except per share data):

	2002	2001	2000

Net Income/(Loss)	$2,775	$(7,367)	$3,251
Net Income/(Loss) Per Share-Basic	$0.35	$(0.92)	$0.39
Net Income/(Loss) Per Share-Diluted	$0.35	$(0.92)	$0.38

In accordance with FAS Statement 123, “Accounting for Stock-Based Compensation”, the pro-forma calculations do not include the effects of options granted prior to fiscal year 1996. As such, the impact is not necessarily indicative of the effects on reported net income in future years.

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Net Income/(Loss)	0.00%	0.00%	0.00%
Net Income/(Loss) Per Share-Basic	3.60%	6.22%	5.49%
Net Income/(Loss) Per Share-Diluted	41.89%	40.18%	41.59%
Expected Life (in years)	6.00	6.00	6.00

There were 47,000, 152,500 and 215,000 options granted during fiscal years 2002, 2001 and 2000, respectively, with weighted average fair values of $1.56 in 2002, $1.70 in 2001, and $1.80 in 2000.

Under the Company’s 1998 Stock Incentive Plan, directors, officers and certain key employees may purchase the Company’s Common Stock at 100% of the fair market value of the shares on the date of grant. Vesting of options is determined by the Board of Directors. Generally, options granted based on performance in the previous fiscal year are exercisable on the date granted. Options granted to provide an incentive for future performance are exercisable one year from the date granted. All options expire ten years from the grant date. There were 600,000 shares reserved for issuance under the 1998 Plan. Options to purchase 47,000, 152,500 and 185,000 shares were granted under the plan during fiscal years 2002, 2001 and 2000, respectively.

Under the Company’s 1991 Stock Incentive Plan, directors, officers and key employees were granted the right to purchase the Company’s Common Stock at 100% of fair market value of the shares on the date of the grant. Unless the Board of Directors determined otherwise, 20% of the options granted under the Plan were exercisable one year from the date the option was granted. An additional 20% was exercisable each year thereafter. All options expire upon the earlier of 10 years and 30 days from date of grant or, with respect to shares covered by such options, five years from the date the option first became exercisable. The 1991 Plan expired in 2001. No additional options can be granted pursuant to the Plan. Options to purchase 30,000 shares were granted under the 1991 Plan during fiscal year 2000.

A summary of stock option transactions for the fiscal years ended June 30, 2002, 2001 and 2000 are as follows:

	Shares Under	Weighted Average
	Option	Exercise Price

Balance at June 30, 1999	793,068	$6.75
Options Granted	215,000	3.71
Options Exercised	(3,400)	2.13
Options Terminated	(94,195)	10.77

Balance at June 30, 2000	910,473	$5.63
Options Granted	152,500	3.47
Options Exercised	(54,337)	3.15
Options Terminated	(143,800)	9.03

Balance at June 30, 2001	864,836	$4.84

Options Granted	47,000	$3.40
Options Exercised	(10,000)	2.63
Options Terminated	(84,500)	8.73

Balance at June 30, 2002	817,336	$4.38

Options exercisable were 817,336, 804,836 and 735,473 at June 30, 2002, 2001 and 2000, respectively.

Stock options outstanding at June 30, 2002 are summarized as follows:

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$1.15-2.30	28,586	6 years	$1.82	28,586	$1.82
$2.30-3.45	419,500	6 years	$3.19	419,500	$3.19
$3.45-4.60	261,000	7 years	$3.76	261,000	$3.76
$9.20-10.35	17,000	4 years	$10.00	17,000	$10.00
$10.35-11.50	91,250	3 years	$11.39	91,250	$11.93

The Company currently maintains an Employee Stock Purchase Plan which is intended to provide eligible employees with an opportunity to purchase the Company’s Common Stock through payroll deductions at eighty-five percent of the market price on specified dates. The Stockholders approved the 1999 Employee Stock Purchase Plan during fiscal year 1999 reserving 360,000 shares for issuance under this plan.

Shares issued under the 1999 Employee Stock Purchase plan during fiscal years ended June 30, 2002, 2001, and 2000, were 7,656, 17,529 and 38,291, respectively. The fair value of shares issued during fiscal years 2002, 2001 and 2000 were $0.74, $0.64 and $0.94 share, respectively. The fair value of these shares was estimated using a Black-Scholes Option pricing model with the following weighted average assumptions for fiscal years:

	2002	2001	2000

Expected Dividend Yield	0.00%	0.00%	0.00%
Risk-free Interest Rate	3.60%	6.22%	5.49%
Expected Volatility	41.89%	40.18%	41.59%
Expected Life (in months)	6	6	6

The Company has available 1,000,000 authorized and unissued shares of $0.10 par value Preferred Stock. Shares may be issued from time to time in one or more series, each series having such special rights, privileges and preferences as may be determined by the Board of Directors at the time of issuance.

During fiscal year 1998, the Board of Directors and Stockholders approved a Director Equity Compensation Plan. Under the Plan, the members of the Company’s Board of Directors can choose to receive unrestricted shares of the Company’s Common Stock in lieu of 50% of the otherwise payable directors’ fees. A total of 75,000 shares of Common Stock were reserved for issuance under the Plan. During fiscal year 2000, the Board of Directors approved an additional 50,000 shares of the Company’s Common Stock for issuance under the Plan. During fiscal years 2002, 2001 and 2000, 2,667, 4,354 and 27,211 shares, respectively, were issued under this Plan.

On June 15, 1998, the Company entered into a Stock Purchase Agreement with its Chief Executive Officer (CEO). In connection with this agreement, the CEO purchased 50,000 shares of common stock. The CEO paid $10,000 cash and issued a non-recourse Promissory Note to the Company in the amount of $146,250 in payment of the shares. The Promissory Note bears an interest rate of 5.58% and was repayable together with interest on June 15, 2001. On May 3, 2001, the Company extended the Employment Agreement with the CEO and the maturity date of the Promissory Note to July 1, 2002. The Promissory Note and accrued interest balance was $179,228 at June 30, 2002. The Promissory Note and accrued interest were paid in full on July 1, 2002.

As a result of the note receivable and related accrued interest being non-recourse to the CEO, the sale of stock has been treated as variable stock compensation arrangement. Compensation expense relating to the arrangement was not material in fiscal year 2000, 2001 or 2002.

Note 12. Business Segment Information

The Company operates in one segment; training. This segment includes the design and manufacture of training simulators.

Sales by Class of Customer

	(In Thousands)
	2002	2001	2000

U.S. Department of Defense
Direct	$7,246	$11,847	$4,562
Subcontract	24,715	16,878	36,314

Total U.S. Department of Defense	31,961	28,725	40,876

Foreign Governments	—	11	—
Foreign Commercial	—	—	—

Total Foreign and Other	—	11	—

Total Sales	$31,961	$28,736	$40,876

Export Sales from the U.S. were not material for the fiscal year ended June 30, 2002, 2001 and 2000. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $416,000 in the fiscal year ended June 30, 2000. There were no Foreign Military Sales in the fiscal years ended June 30, 2002 and 2001.

Since the substantial portion of the Company’s revenue is attributable to long term contracts with various government agencies, any factor affecting procurement of long term government contracts, such as changes in government spending, cancellation of weapons programs and delays in contract award could have a material adverse effect on the Company’s financial condition and results of operations.

In fiscal year 2002, sales to Raytheon/Lockheed Martin JAVELIN Joint Venture (the “Joint Venture”) were $16.5 million or 52% of total sales. Sales to the United States Government were $7.2 million or 23% of total sales. Sales to Lockheed Martin Corporation (“Lockheed”) were $4.2 million or 13% of total sales.

In fiscal year 2001, sales to the United States Government were $11.8 million or 41% of total sales. Sales to the Joint Venture were $7.4 million or 26% of total sales. Sales to Lockheed were $6.2 million or 22% of total sales.

In fiscal year 2000, sales to the Joint Venture were $12.1 million or 30% of total sales. Sales to Lockheed were $11.8 million or 29% of total sales. Sales to The Boeing Company were $10.3 million or 25% of total sales. Sales to the United States Government were $4.6 million or 11% of total sales.

Sales by Geographic Area

All of the Company’s Revenues, Operating Income and Long-Lived Assets are within the United States for the fiscal years ended June 30, 2002, 2001 and 2000.

Note 13. Summary of Quarterly Results (Unaudited)

	(In Thousands Except Per Share Data)
	September	December	March	June
2002	30	31	31	30

Net Sales	$6,147	$6,749	$9,139	$9,926
Gross Profit	1,717	2,176	3,144	3,795
Operating Income/(Loss)	(564)	412	1,414	1,457
Net Income/(Loss)	(536)	375	1,734	1,386
Income/(Loss) Per Common Share -
Basic and Assuming Dilution
Basic	(0.07)	0.05	0.22	0.18
Dilutive	(0.07)	0.05	0.22	0.18

As a result of the periodic review of estimated costs at completion and consideration of changes in facts and circumstances, revisions were made to the estimated cost to complete for certain contracts in the second, third and fourth quarters of fiscal year 2002. Gross margin adjustments on contracts resulted in additional income of approximately $350,000, $1,000,000, and $450,000 during the second, third and fourth quarters of fiscal year 2002, respectively.

	(In Thousands Except Per Share Data)
	September	December	March	June
2001	30	31	31	30

Net Sales	$7,471	$7,548	$5,749	$7,968
Gross Profit	2,159	394	863	585
Operating Income	(110)	(1,880)	(1,886)	(3,000)
Net Income	9	(2,020)	(2,055)	(3,073)
Income Per Common Share -
Basic and Assuming Dilution
Basic	—	(0.25)	(0.26)	(0.38)
Dilutive	—	(0.25)	(0.26)	(0.38)

As a result of the periodic review of estimated costs at completion and consideration of changes in facts and circumstances, revisions were made to the estimated cost to complete for certain contracts in the second and fourth quarters of fiscal year 2001. Gross margin adjustments on contracts resulted in a reduction to income of approximately $700,000 during the second quarter and additional income of approximately $500,000 during the fourth quarter of fiscal year 2001. In addition, a $657,000 reserve for doubtful account (see note 2 in the Notes to the Consolidated Financial Statementsf) and a $1,041,000 reserve for excess and obsolete inventory related to the reconfiguration of the Company into a smaller area were recorded in the fourth quarter of fiscal year 2001.

Note 14. Commitments and Contingencies

The Company and its subsidiaries lease certain equipment under operating leases. Future minimum lease payments under all non-cancelable operating leases as of June 30, 2002 are as follows:

(In Thousands)
2003	$53
2004	42

Total Minimum Lease Payments	$95

Rent expense under all operating leases was approximately $406,000, $435,000 and $456,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

During fiscal year 2001, the Company announced the formation of a strategic planning committee to evaluate various strategic alternatives for enhancing stockholder value including a potential sale of the Company. In order to retain critical employees, retention agreements were implemented with 28 key employees whereby an incentive of 15-20% of their salaries would be payable in two increments: half at the date of the sale of the Company and half six months after the close of the sale. These payments totaling $420,000 will be recorded in the event the Company is sold.

As the Company reconfigures into a smaller space, certain activities will be outsourced. Retention agreements were implemented in order to temporarily retain 12 key employees whose jobs will be outsourced during fiscal year 2003. Severance payments and retention bonuses totaling $115,000 will be recorded based on the employees remaining with the Company through completion dates ranging from October 2002 through March 2003.

The Company is party to various legal proceedings arising from normal business activity. Management believes that the ultimate resolution of these matters will not have an adverse material effect on the Company’s financial condition or results of operations.

Note 15. Unusual Expenses

During fiscal year 2001, the Company reduced its operating costs by eliminating 105 employees or 35% of the total number of employees. Termination benefits associated with the reductions were approximately $1,418,000. Annual compensation savings associated with these actions were $4,300,000. All employee termination benefits related to the fiscal year 2001 reductions in workforce were paid by October 31, 2001.

In September 2001, the Company further reduced its operating costs by eliminating approximately 35 employees or 20% of the total remaining employees. Annual compensation savings associated with these actions were approximately $2.2 million. The employee termination benefits associated with the reduction in workforce totaled approximately $272,000, of which $253,000 was recorded to cost of sales and $19,000 was recorded to selling, general and administrative expenses. All termination benefits related to the September 2001 reduction in force were paid in fiscal year 2002.

In April 2002, the Company announced that Dr. James C. Garrett, President and Chief Executive Officer would leave the Company at the end of June 2002. Severance costs of approximately $255,000 were recorded in June 2002, and are included in Accrued Expenses and Other. These costs will be paid during fiscal year 2003.

In July 2002, the Company further reduced its operating costs by eliminating 15 employees or 11% of the remaining employees. The employee termination benefits associated with the reductions were approximately $197,000 and will be recorded in fiscal year 2003. Annual compensation savings associated with theses actions were approximately $1,200,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The Company has nothing to report under this item.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information concerning directors required by Item 10 is included under the caption “Election of Directors” in the Company’s definitive Proxy Statement (the “2002 Proxy Statement”) to be filed pursuant to Regulation 14A on or before October 29, 2002, and that information is incorporated by reference in this Form 10-K. Information concerning executive officers required by Item 10 is located at the end of Part I of this Form 10-K under the caption “Executive Officers and Key Management Employees of the Registrant.”

Item 11. Executive Compensation

The information required by Item 11 is included under the subcaption “Directors’ Compensation” and in the text and tables under the caption “Executive Compensation” in the 2002 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2002 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

     (3)  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (4)

3.2	By-Laws (1)

4.1	Form of Common Stock Certificate (4)

10.5*	Form of Stock Option Agreement for outside directors (6)

10.8*	Form of Director’s and Officer’s Agreement to Defend and Indemnify (2)

10.10	Overdraft Facility dated as of April 3, 1995 by and among ECC Simulation Limited and First Fidelity Bank, N.A., London Branch (7)

10.12	Lease between ECC International Corp and State of Wisconsin Investment Board for the premises 2900 Titan Row, Orlando, Florida (5)

10.16*	ECC International Corp Executive Savings Plan (5)

10.23*	Director Equity Compensation Plan (8)

10.28*	1998 Stock Incentive Plan (10)

10.30*	Stock Purchase Agreement dated as of June 15, 1998 by and between the Company and James C. Garrett (10)

10.31*	Promissory Note dated as of June 15, 1998 by and between the Company and James C. Garrett (10)

Exhibit No.	Description

10.32*	Consulting Agreement dated as of April 1, 1998 by and between the Company and George W. Murphy (10)

10.33*	Non-Competition and Non-Solicitation Agreement dated as of April 1, 1998 by and between the Company and George W. Murphy (10)

10.37	Loan and Security Agreement dated June 24, 1999 by and between the Company and Mellon Bank, N.A (11)

10.38	1999 Employee Stock Purchase Plan (12)

10.39	Agreement dated September 16, 1999 by and between the Company, Steel Partners II, L.P. and Warren G. Lichtenstein (13)

10.41*	Amendment and Restated Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and James C. Garrett (13)

10.42*	Employment Agreement dated August 9, 1999 by and between the Company and Glenn Andrew (13)

10.43*	Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and Glenn Andrew (13)

10.44*	Employment Agreement dated August 9, 1999 by and between the Company and Melissa Van Valkenburgh (13)

10.45*	Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and Melissa Van Valkenburgh (13)

10.46*	Employment Agreement dated May 3, 2001 by and between the Company and James C. Garrett (13)

10.47*	Change of Control Contract dated May 3, 2001 by and between the Company and James C. Garrett (14)

10.48	Forbearance Agreement and Fourth Amendment to Loan and Security Agreement by and among ECC International Corp., ECC Vending Corp., Educational Computer Corporation International, and Standard Federal Bank National Association dated November 5, 2001 (15)

10.49*	Consulting Agreement dated July 1, 2002 by and between the Company and James R. Henderson

21	Subsidiaries of the Registrant (9)

23	Consent of PricewaterhouseCoopers, LLP

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Management contract or other compensatory plan or arrangement

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (Commission File No. 001-8988)

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 001-8988)

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1991 (Commission File No. 001-8988)

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1993 (Commission File No. 001-8988)

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (Commission File No. 001-8988)

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1994 (Commission File No. 001-8988)

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1995 (Commission File No. 001-8988)

(8)	Incorporated by reference to Annex A of the Registrant’s Definitive Schedule 14A filed with the SEC on October 27, 1997 (Commission File No. 001-8988)

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997 (Commission File No. 001-8988)

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 001-8988)

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 8, 1999 (Commission File No. 001-8988)

(12)	Incorporated by reference to the Registrant’s Definitive Schedule 14A filed on October 28, 1998 (Commission File No. 001-8988)

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 001-8988)

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 001-8988)

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 001-8988)

(b) Reports on Form 8-K

     None.

Schedule II-Valuation and Qualifying Accounts
For the Years Ended June 30, 2002, 2001, and 2000
(In Thousands)

		Additions

		Charged to	Charged to
	Beginning	Costs and	Other		Ending
Description	Balance	Expenses	Accounts	Deductions	Balance

Inventory Reserve
2000	$508	$2,080	$—	$(424)	$2,164
2001	2,164	1,282	—	(634)	2,812
2002	2,812	150	122	(2,473)	611

Allowance for Doubtful Accounts
2000	—	—	—	—	—
2001	—	657	—	—	657
2002	657	—	—	(140)	517

Valuation Allowance for Deferred Tax Assets
2000	5,568	—	—	(1,186)	4,382
2001	4,382	2,686	—	—	7,068
2002	$7,068	$—	$—	$(1,135)	$5,933

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECC INTERNATIONAL CORP.

By: /s/ Melissa Van Valkenburgh

Melissa Van Valkenburgh, Chief Financial Officer
Date: September 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, by a majority of the Board of Directors.

/s/ James R. Henderson	)
)
James R. Henderson, President, Chief Executive	)
Officer, Principal Executive Officer and Director	)

/s/ Julian Demora	)
)
Julian Demora, Director	)

/s/ Jesse Krasnow	)
)
Jesse Krasnow, Director	)	September 27, 2002

/s/ Warren Lichtenstein	)
)
Warren Lichtenstein, Director	)

/s/ Merrill A. McPeak	)
)
Merrill A. McPeak, Director	)

/s/ Robert F. Mehmel	)
)
Robert F. Mehmel, Director	)

/s/ Melissa Van Valkenburgh	)
)
Melissa Van Valkenburgh, Principal Financial Officer	)