Form 10-K/A
period 2002-06-30
ECC INTERNATIONAL CORP
filed 2002-10-28
CIK 31660

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10K-A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended                        June 30, 2002
                          ------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

Commission file number                            001-8988
                       ---------------------------------------------------------

                             ECC INTERNATIONAL CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                     23-1714658
--------------------------------------------------------------------------------
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

    2001 West Oak Ridge Road, Orlando, Florida               32809-3803
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (407) 859-7410
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
  Common Stock, $.10 par value                  American Stock Exchange
-------------------------------        -----------------------------------------

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

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ X ]

As of September 16, 2002, the aggregate market value of the Registrant's  Common
Stock held by non-affiliates of the Registrant was $14,678,303. (This figure was computed on the basis of the closing price for the Registrant's  Common Stock on
September 16, 2002 using the number of shares held by  stockholders  who are not officers,  directors  or  record  holders  of 10% or  more  of the  Registrant's outstanding Common Stock. The  characterization of such officers,  directors and
10%  stockholders  as  affiliates  is for purposes of the  computation  only and should not be construed as an admission for any purpose  whatsoever  that any of such persons are, in fact, affiliates of the Registrant.)

As of September 16, 2002, there were 7,878,124 shares of the Registrant's Common
Stock, $0.10 par value per share, outstanding.

Information with respect to directors in Item 10 and the information required by
Items 11-13 is  incorporated  by reference to the definitive  proxy statement of the  Registrant to be filed with the  Commission  in connection  with its Annual
Meeting of Stockholders scheduled for December 13, 2002.

                                  Page 1 of 11

ITEM 10     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the directors and executive officers of the Company.

Directors
---------

JULIAN J. DEMORA,  age 76, became a director in 1992. Mr. Demora is President of the construction and development company, Key Realty and Development, Inc.

JAMES R.  HENDERSON,  age 44, became a director in 1999. Mr.  Henderson has been
Vice  President of  Operations  of Steel  Partners,  Ltd.,  for 3 years.  He was previously employed for 3 years by Ayden Corporation, most recently as President
and  Chief  Operating  Officer.   Prior  to  that  he  was  employed  by  Unisys
Corporation.  Mr.  Henderson has been on the Board of Directors since 1999. Upon the departure of Dr. James C.  Garrett,  the Board  appointed  Mr.  Henderson as
Interim Chief Executive  Officer effective July 1, 2002. Mr. Henderson serves on the Board of Directors of SL Industries, Inc.

JESSE L. KRASNOW, age 53, became a director in 1976. Mr. Krasnow is a Partner in the private investment firm of Lefferts/Fore LLC.

WARREN G. LICHTENSTEIN,  age 37, became a director in 1999. Mr. Lichtenstein has been a managing  member of Steel Partners LLC,  which is the general  partner of
Steel Partners II, LP, since January 1996.  Prior to that, Mr.  Lichtenstein was
Chairman and a director of Steel  Partners,  Ltd,  from 1993 until January 1996.
Mr. Lichtenstein serves on the Boards of Gateway Industries, Inc., Web Financial
Corporation,  Inc., US Diagnostic,  Inc., Tandy Crafts, Inc., Puroflow Inc., and
TAB Products Co.

MERRILL A.  MCPEAK,  age 66,  became a director  in 1995.  He served over twenty years in senior United States Air Force positions,  culminating in four years as
Chief of Staff  from  1990  through  1994,  retiring  with the rank of  General.
General  McPeak has served as  President  of McPeak &  Associates,  a consulting company,  since  1994.  General  McPeak  serves on the  Boards of  Directors  of
Tektronix, Inc., and Centerspan Communications, Inc.

ROBERT F.  MEHMEL,  age 40,  became a director in 2000.  Mr.  Mehmel has been an
Executive   Vice   President  of  Business   Operations  and  Strategy  for  DRS
Technologies since January 2000. Previously,  he served as Director of Corporate
Development for Jabil Circuit from July 2000 to January 2001.  Prior to that, he was Vice  President  of Planning for L3  Communications  from April 1997 to July
2000.

                                  Page 2 of 11

Executive Officers
------------------

Each of the following  officers and key management  employees of the Company was elected by the Board of Directors and serves at the discretion of the Board.

Name                              Age        Position with the Registrant         Officer Since
----                              ---        ----------------------------         -------------

James R. Henderson                44         President, Chief Executive Officer         2002

Melissa A. Van Valkenburgh        49         Chief Financial Officer                    1999

Terry W. Kohl*                    45         Vice President, Business Development       2002

Mr. Henderson assumed his position in July 2002; Ms. Van Valkenburgh assumed her position in March 1999; and Ms. Kohl assumed her position in July 2002.

JAMES R.  HENDERSON has been Vice  President of  Operations  of Steel  Partners,
Ltd., for 3 years. He was previously  employed for 3 years by Ayden Corporation, most recently as President  and Chief  Operating  Officer.  Prior to that he was employed by Unisys Corporation. Mr. Henderson has been on the Board of Directors since 1999. Upon the departure of Dr. James C. Garrett,  the Board appointed Mr.
Henderson as Interim Chief Executive Officer effective July 1, 2002.

MELISSA A. VAN  VALKENBURGH is a Certified  Public  Accountant who most recently was Controller of Applied  Materials  Incorporated at their Austin,  Texas site.
She  previously  served  for 17 years at  Rockwell  International  where she was
Controller of several of its Defense  Electronic  Divisions.  Prior to that, she worked in public accounting with Deloitte & Touche for 5 years.

THERESA W. KOHL has worked for ECC International Corp., since 1985. She began as a Simulation  Analyst and advanced  through  several  positions  over the years, including  Deputy  Program  Manager and Director of  Contracts.  Her most recent position with the Company was as Business Area  Director for  Engagement  Skills
Training Systems.

*Key management  employees who are not "officers" for the purposes of Section 16 of the Securities Exchange Act of 1934 and the rules and regulations thereunder.

ITEM 11     EXECUTIVE COMPENSATION

EMPLOYMENT AND SEVERANCE AGREEMENTS

In June 1998, the Company and Dr. Garrett  entered into an employment  agreement providing for the employment of Dr. Garrett as the President and Chief Executive
Officer of the  Company  for a  three-year  term  ending on June 28,  2001.  The agreement  provides for an annual base salary of $250,000 as well as annual cash bonuses and stock option  grants upon the  satisfaction  of certain  agreed-upon goals and objectives.  In addition, Dr. Garrett received a cash bonus of $50,000 upon the  execution  of the  agreement,  as well as  reimbursement  for  certain relocation expenses.  In connection with the agreement,  Dr. Garrett was granted

                                  Page 3 of 11

stock  options to purchase an aggregate  of 250,000  shares of common stock from the Company at an exercise price of $3.125 per share,  vesting over three years, and purchased an additional  50,000  shares for an aggregate  purchase  price of
$156,250  consisting  of (i) $10,000 in cash and (ii) a  promissory  note in the principal  amount of $146,250.  The promissory note accrued interest at the rate of 5.58% per year and  matured  on June 15,  2001.  Upon the  expiration  of the agreement without renewal,  Dr. Garrett shall be entitled to receive  continuing base  salary  and  benefits  for a period of 12  months.  In the event  that his employment  with the Company is terminated  without cause or for good reason (as defined  therein),  Dr.  Garrett  shall be entitled to receive  continuing  base salary and  benefits  for the  remainder  of the term of the  agreement or for a period of 24 months,  whichever is greater.  Pursuant to a  non-competition  and non-solicitation  agreement  with the  Company,  Dr.  Garrett  has agreed not to compete with the Company during the term of his employment  with the Company and for a period of two years thereafter.

In May 2001, the Company extended the terms of the Employment Agreement with Dr.
Garrett  and the  maturity  date of the  Promissory  Note to July 1,  2002.  The
Company  also entered into a Change of Control  Contract  with Dr.  Garrett that provides  for  severance  pay and  incidental  benefits  if there is a change in control of the  Company  (as  defined in the  Change of Control  Contract).  The payment is a lump sum payment equal to 2.99 times one year's annual compensation plus 1.01 times annual  compensation in  consideration of agreeing to extend the non-competition and non-solicitation agreement for 48 months; provided, however, that if such  severance  payment,  when added to any other  payments or benefits that Dr.  Garrett is entitled to receive  under the Change of Control  Contract, results in any amount of the  severance  payment being subject to the excise tax imposed by Section  4999 of the  Internal  Revenue  Code,  as amended,  then the amount that Dr.  Garrett shall be scheduled to receive for abiding by all of the terms and conditions of the  non-competition  agreement shall be reduced so that no excise tax will be imposed  on the  severance  payment.  The  agreement  also provides Dr. Garrett with the right to replace all stock options  whether vested or not with fully vested stock options (all of Dr.  Garrett's  stock options are fully  vested),  or  alternatively  the  right to  receive  a cash  payment  for surrendering the options equal to the difference between the full exercise price of each  option  surrendered  and the greater of the price per share paid by the acquirer  in the  change  of  control  transaction  or the  market  price of the
Company's Common Stock on the date of the change of control.

Upon recommendation of the Board of Directors of ECC, Dr. Garrett's contract was not renewed.  Pursuant to the  Employment  Agreement  dated June 15,  1998,  Dr.
Garrett will receive his base salary of $250,000 as severance  and,  medical and dental  benefits for a period of 12 months.  On July 1, 2002, Dr. Garrett repaid the Promissory  Note in full,  which included the principal  balance of $146,250 and  accrued  interest  through  June  30,  2002 of  $32,978.37  for a total  of
$179,228.37.

In August 1999, Mr. Andrew and Ms. Van Valkenburgh  also entered into employment agreements  with the  Company.  Pursuant to these  agreements,  each of them are entitled to receive  continuing  base salary and benefits for up to 24 months in the event of a termination  of employment due to a Change in Control (as defined in such  agreement).  Mr.  Andrew and Ms. Van  Valkenburgh  also  entered into a non-competition  and  non-solicitation  agreement  pursuant  to  which  they are prohibited from competing with the Company or soliciting the Company's employees during  the term of  employment  and for a period of two years  thereafter.  Mr.
Andrew's  employment  was  terminated  in August 2002.  He will receive his base salary as severance and, medical and dental benefits for 4 months.

                                  Page 4 of 11

On July 1, 2002, Mr. James R. Henderson entered into a Consultant Agreement with the Company.  Mr. Henderson is employed and compensated by Steel Partners,  Ltd.
He is  engaged  as the  Interim  Chief  Executive  Officer  for and on behalf of
Company upon the terms,  covenants,  and  conditions set forth in the Consultant
Agreement  dated July 1, 2002.  He will not be entitled to employee  benefits or bonus programs set forth by the Company or its Board of Directors.  However,  if
deemed appropriate,  the Board of Directors has the right to grant a monetary or
stock  option  bonus  in  recognition  of   Consultant's   achievements   and/or
outstanding performance during the duration of this agreement.  Pursuant to this agreement,  the Company  will pay Steel  Partners  II, LP $20,000 per month plus necessary and approved travel expenses.

SUMMARY COMPENSATION

The  following  table sets forth for each of the last three fiscal years certain information concerning the compensation of the Company's Chief Executive Officer during the fiscal year ended June 30, 2002 and two other  executive  officers of the Company,  both of whom were  serving as executive  officers on June 30, 2002
(the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
                                              Annual Compensation
Name and                                      -------------------           Long-Term       All Other
Principal Position                    Year        Salary       Bonus       Stock Options  Compensation(1)
------------------                    ----        ------       -----       -------------  ---------------

James C. Garrett(2)..............     2002       $250,000    $127,250 (4)     $      -       $44,974
 President and Chief                  2001        250,000       6,700 (5)       16,000        48,920
 Executive Officer                    2000        250,000      62,500 (6)       50,000        54,856

Glenn C. Andrew (3)..............     2002       $200,000    $101,800 (4)     $      -       $37,169
 Executive Vice                       2001        200,000       5,200 (5)       12,000        38,989
 President                            2000        200,000      50,000 (6)       20,000        44,595

Melissa A. Van Valkenburgh.......     2002       $160,000    $ 48,864 (4)            -       $19,718
 Vice President, Finance              2001        160,000       2,500 (5)        8,000        71,433
 Chief Financial Officer              2000        160,000      28,000 (6)       10,000        64,832

----------
(1)    Includes  the  following:  (a)  the  Company's  contributions  under  the
       Executive Savings Plan in 2002 for Messrs.  Garrett and Andrew of $11,250
       and $9,000, respectively,  and for Ms. Van Valkenburgh of $7,200; (b) car
       allowance  for Messrs.  Garrett and Andrew of $6,525,  respectively;  (c)
       taxes paid by the Company  for  Messrs.  Garrett and Andrew of $8,166 and
       $6,618,  respectively,  and for Ms. Van  Valkenburgh  of $2,220;  (d) the
       Company's  match to the 401K Plan in 2002 for Messrs.  Garrett and Andrew
       of $5,481  and  $5,423,  respectively,  and for Ms.  Van  Valkenburgh  of
       $4,800; (e) life insurance  premiums paid for Messrs.  Garrett and Andrew of $13,552  and  $9,603,  respectively,  and for Ms. Van  Valkenburgh  of
       $5,498.

(2)    Dr. James C.  Garrett  served as President  and Chief  Executive  Officer until June 2002.

(3)    Mr. Glenn Andrew served as Executive Vice President until August 2002.

                                  Page 5 of 11

(4)    Consists  of bonuses  earned  during  fiscal  year 2002,  but paid during fiscal year 2003.

(5)    Consists  of bonuses  earned  during  fiscal  year 2001,  but paid during fiscal year 2002.

(6)    Consists  of bonuses  earned  during  fiscal  year 2000,  but paid during fiscal year 2001.

OPTION GRANTS

The following table sets forth certain  information  concerning  grants of stock options  made  during the fiscal  year ended June 30,  2002 to each of the Named
Executive Officers.  The Company granted no stock appreciation rights during the fiscal year ended June 30, 2002.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   Potential Realizable
                                                           Individual Grants                         Value at Assumed
                                     ---------------------------------------------------------       Annual Rates of
                                     Number of          Percent of                                    Stock Price
                                    Securities        Total Options                                 Appreciation for
                                    Underlying         Granted to      Exercise                      Option Term(1)
                                     Options          Employees in     Price Per    Expiration     -------------------
Name                                 Granted          Fiscal Year      Share(2)       Date(3)        5%            10%
----                                 -------          -----------      --------     ----------       --            ---

James C. Garrett.............        16,000               38%          $ 3.45        8/24/11     $ 34,714.98    $ 87,974.58

Glenn C. Andrew..............        12,000               29%          $ 3.45        8/24/11       26,036.24      65,980.94

Melissa A. Van Valkenburgh...         8,000               19%          $ 3.45        8/24/11       17,357.49      43,987.29

(1)   Amounts reported in these columns  represent  amounts that may be realized upon exercise of the options  immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market  value of the Common Stock on the date of option grant over the term  of  the  options.  These  numbers  are  calculated  based  on  rules promulgated by the  Securities and Exchange  Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option  exercises and Common Stock  holdings are dependent on the timing of such  exercise and the future  performance  of the Common Stock.
      There can be no assurance that the rates of  appreciation  assumed in this table can be achieved or that the  amounts  reflected  will be received by the option holder.

(2)   All options were granted at fair market value as  determined  by the Board of Directors of the Company on the date of the grant.

(3)   Dr.  Garrett's  employment  was  terminated  in June  2002.  Mr.  Andrew's employment  was  terminated  in August 2002.  Their  options  expire three months after their termination date.

OPTION EXERCISES AND YEAR-END VALUES

No options were  exercised  by any of the named  executive  officers  during the fiscal  year ended  June 30,  2002.  The  following  table  sets  forth  certain information  concerning the number and value of unexercised options held by each of the named executive officers on June 30, 2002. No stock  appreciation  rights were  exercised  during  fiscal  2002 by the named  executive  officers  or were outstanding at year-end.

                                  Page 6 of 11

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                                   Number of
                              Securities Underlying            Value of Unexercised
                              Unexercised Options             In-the-Money Options
                              at Fiscal Year-End               at Fiscal Year-End(1)
Name                        Exercisable/Unexercisable        Exercisable/Unexercisable
----                        -------------------------        -------------------------

James C. Garrett........         346/000/0                           $0/$0
Glenn C. Andrew.........          82,086/0                        $35,517/$0
Melissa A. Van Valkenburgh..      58,000/0                        $10,313/$0

(1)    Value  based on the last sales price per share  ($3.10) of the  Company's
       Common  Stock  on June  30,  2002,  as  reported  on the  American  Stock
       Exchange, less the exercise price.

                                  Page 7 of 11

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The following table sets forth certain information,  as of August 31, 2002, with respect to the beneficial  ownership of Common Stock by (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common  Stock,  (ii) each  director  and  nominee  for  director,  (iii) each executive  officer  named in the  Summary  Compensation  Table under the heading
"Executive  Compensation" below and (iv) all directors and executive officers of the Company as a group:

                                                              Shares of Common            Percentage of
                                                              Stock Beneficially     Outstanding Shares of
Name of Beneficial Owner                                           Owned(1)             Common Stock(2)
------------------------                                      ------------------     ---------------------
5% STOCKHOLDERS:
Dimensional Fund Advisor, Inc.
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA  90401 ....................................     619,264 (3)              7.9%

Franklin Resources, Inc.
  77 Mariners Island Blvd.
  San Mateo, CA  94404 .......................................     500,000 (4)              6.4%

Steel Partners II, L.P.
  150 East 52nd Street, 21st Floor
  New York, NY ...............................................   2,290,200 (5)             29.2%

DIRECTORS;
Julina D. Demora .............................................     484,776 (6)              6.2%
James C.Garrett ..............................................     386,200 (7)              4.7%
James R. Henderson ...........................................       5,000 (8)                 *
Jesse L. Krasnow .............................................     109,252 (9)              1.4%
Warren G. Lichtenstein........................................   2,300,200 (10)            29.3%
Merrill A. McPeak ............................................     127,743 (11)             1.6%
Robert F. Mehmel .............................................      15,000 (12)                *

OTHER NAMED EXECUTIVE OFFICERS:
Glen Andrew ..................................................      83,479 (13)             1.1%
Melissa Van Valkenburgh ......................................      58,557 (14)                *
All directors and excutives officers as a group (9 persons)...   3,570,207 (15)            42.2%

----------

      * Percentage is less than 1% of the total number of outstanding  shares of
Common Stock.

(1)    The number of shares of Common Stock beneficially owned by each person or entity is  determined  under  rules  promulgated  by the  Securities  and
       Exchange  Commission  (the  "Commission").  Under such rules,  beneficial ownership  includes  any shares as to which the person or entity has sole or shared voting power or investment  power, and also includes any shares which the person or entity has the right to acquire  within 60 days after
       August 31, 2002. Any references in these  footnotes to stock options held by a person shall refer only to stock options  currently  exercisable  or exercisable  within 60 days  after  August  31,  2002.  Unless  otherwise indicated,  each  person or entity  referred to above has sole voting and investment power with respect to the shares listed.  The inclusion herein of any shares deemed  beneficially owned does not constitute an admission of beneficial ownership of such shares.

                                  Page 8 of 11

(2)    For purposes of this table,  the total number of shares  outstanding  and the  number of  outstanding  shares of  Common  Stock for each  person is adjusted to include the number of shares of Common Stock subject to stock options held by such person.

(3)    On February 1, 2002, Dimensional Fund Advisors Inc., filed a Schedule 13G pursuant  to Section  13 of the  Exchange  Act and the rules  promulgated thereunder  reporting its beneficial ownership of shares of Common Stock.
       Dimensional Fund Advisors Inc. reported sole dispositive and voting power over 619,264 of such beneficially owned shares of Common Stock.

(4)    On February  14, 2002,  Franklin  Resources,  Inc.,  filed a Schedule 13G pursuant  to Section  13 of the  Exchange  Act and the rules  promulgated thereunder  reporting its beneficial ownership of shares of Common Stock.
       Franklin Resource,  Inc., reported sole dispositive and voting power over
       500,000 of such beneficially owned shares of Common Stock.

(5)    The foregoing is derived from information  provided by Steel Partners II,
       L.P. Steel Partners II, L.P.,  reported sole dispositive and voting power over 2,290,200 of such beneficially owned shares of Common Stock.

(6)    Includes  479,776  shares  which are held in trust for the benefit of Mr.
       Demora and 5,000 shares subject to outstanding stock options.

(7)    Includes 346,000 shares subject to outstanding stock options.

(8)    Consists of 5,000 shares subject to outstanding stock options.

(9)    Includes  20,100  shares  which are held in trust for the  benefit of Mr.
       Krasnow's three  children,  84,152 shares held jointly by Mr. Krasnow and his wife, and 5,000 shares subject to outstanding stock options.

(10)   Includes  shares  described in (5) and 5,000 shares owned directly by Mr.
       Lichtenstein and 5,000 shares subject to outstanding  stock options.  Mr.
       Lichtenstein  is the managing  member of Steel Partners LLC, which is the general  partner  of Steel  Partners  II,  LP,  and as a  result,  may be considered the beneficial  owner of the shares held by Steel Partners II,
       LP, although Mr. Lichtenstein disclaims such beneficial ownership, except as to his pecuniary interest therein.

(11)   Includes 90,000 shares subject to outstanding stock options.

(12)   Consists of 15,000 shares subject to outstanding stock options.

(13)   Includes 82,086 shares subject to outstanding stock options.

(14)   Includes 58,000 shares subject to outstanding stock options.

(15)   Includes the shares described in notes 6-14 above.

                                  Page 9 of 11

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                 Page 10 of 11

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECC INTERNATIONAL CORP.

By: /s/ Melissa Van Valkenburgh
    ---------------------------
    Melissa Van Valkenburgh
    Chief Financial Officer

Date: October 28, 2002
      ----------------