Form 10-Q
period 2002-09-30
ECC INTERNATIONAL CORP
filed 2002-11-14
CIK 31660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________________

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

[X] Yes      [   ] No

     As of November 11, 2002 there were 7,878,194 shares of the Registrant’s Common Stock, $.10 par value per share, issued and outstanding.

PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	9/30/2002	9/30/2001

Sales	$7,353	$6,147
Cost of Sales	4,572	4,430

Gross Profit	2,781	1,717

Expenses:
Selling, General & Administrative	1,586	1,797
Independent Research and Development	284	484

Total Expenses	1,870	2,281

Operating Income/(Loss)	911	(564)

Other Income/(Expense):
Interest Income	26	8
Interest Expense	(21)	(24)
Other — Net	(19)	44

Total Other Income/(Expense)	(14)	28

Income/(Loss) Before Income Taxes	897	(536)
Provision/(Benefit) for Income Taxes	—	—

Net Income/(Loss)	$897	$(536)

Net Income/(Loss) Per Common Share-Basic/Diluted	$0.11	$(0.07)

See accompanying notes to the consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)	(Audited)
	9/30/2002	6/30/2002

ASSETS
Current Assets:
Cash	$4,359	$6,280
Accounts Receivable	4,350	2,152
Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts	10,176	9,458
Inventories	774	920
Prepaid Expenses and Other	197	274

Total Current Assets	19,856	19,084

Property, Plant and Equipment — Net	11,599	11,823
Other Assets	22	32

Total Assets	$31,477	$30,939

Continued...

ECC INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands Except Share and Per Share Data)

	(Unaudited)	(Audited)
	9/30/2002	6/30/2002

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,798	$2,121
Accrued Expenses and Other	1,719	1,972

Total Current Liabilities	3,517	4,093

Deferred Income Taxes	61	61

Total Liabilities	3,578	4,154

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Preferred Stock, $.10 par; 1,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $.10 par; 20,000,000 shares authorized; issued and outstanding, 8,605,194 and 7,878,194 (8,577,608 and 7,850,608 at 6/30/02)	860	858
Note Receivable from Stockholder	—	(168)
Capital in Excess of Par	25,540	25,493
Retained Earnings	4,408	3,511
Treasury Stock, at cost (727,000 shares)	(2,909)	(2,909)

Total Stockholders’ Equity	27,899	26,785

Total Liabilities & Stockholders’ Equity	$31,477	$30,939

See accompanying notes to the consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In Thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	9/30/2002	9/30/2001

Cash Flows From Operating Activities:
Net Income/(Loss)	$897	$(536)
Items Not Requiring Cash:
Depreciation	397	528
Amortization	—	25
Loss/(Gain) on Disposal of Equipment	19	(4)
Changes in Certain Assets and Liabilities:
Accounts Receivable	(2,198)	574
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	(718)	1,210
Inventories	146	(63)
Prepaid Expenses and Other	87	26
Accounts Payable	(323)	(338)
Accrued Expenses and Other Long-Term Liabilities	(253)	295

Net Cash Provided By/(Used In) Operating Activities	(1,946)	1,717

Cash Flows From Investing Activities:
Proceeds from Sales of Assets	9	4
Additions to Property, Plant and Equipment	(201)	(189)

Net Cash Provided by/(Used In) Investing Activities	(192)	(185)

Cash Flows From Financing Activities:
Proceeds From Issuance of Common Stock and Options Exercised	49	—
Note Receivable from Stockholder	168	—
Borrowings Under Revolving Credit Facility	—	4,873
Repayments Under Revolving Credit Facility	—	(5,030)

Net Cash Provided by/(Used In) Financing Activities	217	(157)

Net Increase/(Decrease) in Cash	(1,921)	1,375
Cash at Beginning of the Period	6,280	39

Cash at End of the Period	$4,359	$1,414

Continued...

ECC INTERNATIONAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Continued)
(In Thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	9/30/2002	9/30/2001

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
Interest	$21	$24
Supplemental Schedule of Non Cash Financing Activities:
Issuance of Director Equity Compensation	$—	$4

See accompanying notes to the consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying consolidated financial statements are unaudited and have been prepared by ECC International Corp. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 2002 the consolidated balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows for the interim presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The Company has no Comprehensive Income other than Net Income.

2.	Inventories

	(In Thousands)
	9/30/2002	6/30/2002

Work in Process	$100	$187
Raw Materials	750	1,343

Total Gross Value	850	1,530
Reserves for Excess/Obsolete	(76)	(610)

Net Value	$774	$920

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

On June 24, 1999, the Company entered into a revolving credit facility (“Credit Facility”) with Mellon Bank, N.A., which was subsequently purchased by LaSalle Business Credit, totaling $12.5 million and expiring on June 24, 2003. The Credit Facility was amended in November 2001 to reduce the line of credit to $5.0 million. Available borrowings are based on a formula of receivables and property, as defined in the Credit Facility. As of September 30, 2002, there was no outstanding balance under the Credit Facility and the Company is in compliance with the covenants. Based on the positive cash balance since July 13, 2001 and the positive cash projections for the balance of fiscal year 2003, management believes that operational cash requirements can be funded internally.

The Credit Facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce any outstanding balance under the Credit Facility.

4.	Income Taxes

The Company has approximately $12.3 million of cumulative federal net operating loss carryforwards, which expire between 2019 and 2022. In addition, the Company had available at June 30, 2002, cumulative net operating loss carryforwards of $18.0 million for Florida state income tax purposes, which expire between 2019 and 2022. This amount is prior to any potential net operating losses generated in the current year.

5.	Unusual Expenses

Dr. James C. Garrett, President and Chief Executive Officer left the Company in June 2002. Severance costs of approximately $255,000 were recorded in June 2002, and are included in Accrued Expenses and Other. These costs will be paid during fiscal year 2003. On July 1, 2002, Dr. Garrett repaid in full an outstanding Promissory Note owed the Company, which included the principal balance of $146,250 and accrued interest through June 30, 2002 of $33,000 for a total of $179,250.

In July 2002, the Company reduced its operating cost by eliminating 15 employees or 11% of the employees. The employee termination benefits associated with the reductions were approximately $202,000 and were recorded in the first quarter of fiscal year 2003. Annual compensation savings associated with these actions were approximately $1.2 million.

The following table sets forth the details and the cumulative activity associated with the accrual of these termination costs (in thousands):

Accrued Employee Termination Benefits at 6/30/02	$255
Employee Termination Benefits Incurred	202
Cash Payments	(193)

Accrued Employee Termination Benefits at 9/30/02	$264

6.	Business Segment Information

The Company operates in one segment-training. This segment includes the design and manufacture of training simulators.

Sales by Class of Customer

	(In Thousands)
	Three Months Ended

	9/30/2002	9/30/2001

U.S. Department of Defense
Direct	$2,220	$1,571
Subcontract	5,133	4,576

Total Sales	$7,353	$6,147

Export Sales from the U.S. were not material for the three-month periods ended September 30, 2002 and September 30, 2001. There were no Foreign Military Sales for the three-month periods ended September 30, 2002 and September 30, 2001. Export sales do not include Foreign Military Sales through U.S. Government Agencies and prime contractors of $157,000 during the three-month period ended September 30, 2002.

Since a substantial portion of the Company’s revenues are attributable to long-term contracts with various government agencies, any factor affecting procurement of long-term government contracts such as changes in government spending, cancellation of weapons programs and delays in contract awards could have a material impact on the Company’s financial condition and results of operations.

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

The Company’s dilutive potential common shares consist of stock options. In calculating diluted earnings per share for the three-month period ended September 30, 2001, approximately 49,500 dilutive potential common shares were not included in computing earnings per share since they would have an anti-dilutive effect. The number of potentially dilutive common shares for the three-month period ended September 30, 2002 was 11,405.

The number of shares outstanding for each period presented is as follows:

	Three-Months Ended

	9/30/2002	9/30/2001

Basic	7,850,908	7,830,299
Dilutive	7,862,313	7,830,299

8.	Commitments and Contingencies

During fiscal year 2001, the Company announced the formation of a strategic planning committee to evaluate various strategic alternatives for enhancing stockholder value including a potential sale of the Company. In order to retain critical employees, retention agreements were implemented with 28 key employees whereby an incentive of 15-20% of their salaries would be payable in two increments: half at the date of the sale of the Company and half six months after the close of the sale. These payments totaling $420,000 will be recorded in the event the Company is sold on or before March 11, 2003.

As the Company reconfigures into a smaller space, certain activities will be outsourced. Retention agreements were implemented in order to temporarily retain 12 key employees whose jobs will be outsourced during fiscal year 2003. Severance payments and retention bonuses totaling $115,000 will be recorded as the employees are terminated based on the employees remaining with the Company through completion dates ranging from November 2002 through March 2003.

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

During the three-month period ended September 30, 2002, the Company’s principal source of cash was from operations. The Company’s cash balance decreased by $1.9 million since fiscal year end 2002 due primarily to working capital requirements to support operations.

Liquidity and Capital Resources

As of September 30, 2002, the Company is in compliance with the credit facility covenants. See Note 3 of the Notes to Consolidated Financial Statements for more information on the Credit Facility. Based on the positive cash balance since July 13, 2001 and the positive cash projections for the balance of fiscal year 2003, management believes that operational cash requirements can be funded internally.

The Company considers the capacity of its Orlando, Florida facilities to exceed its present needs and is in the process of attempting to sell the facilities to a third party with a long-term leaseback of 90,000 square feet. At this time, the Company is negotiating a Purchase and Sale Agreement with a potential buyer. There can be no assurance that the Company will be able to consummate such transaction.

During the remainder of fiscal year 2003, the Company anticipates spending approximately $300,000 to refurbish the Orlando facility and purchase new machinery and equipment.

Dr. James C. Garrett, President and Chief Executive Officer left the Company in June 2002. Severance costs of approximately $255,000 were recorded in June 2002, and are included in Accrued Expenses and Other. These costs will be paid during fiscal year 2003.

In July 2002, the Company reduced its operating cost by eliminating 15 employees or 11% of the employees. The employee termination benefits associated with the reductions were approximately $202,000 and were recorded in the third quarter of fiscal year 2003. Annual compensation savings associated with these actions were approximately $1.2 million.

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

Sales increased 20% or $1.2 million for the three-month period ended September 30, 2002, compared to the same period ended September 30, 2001 due primarily to the higher volume on the Javelin FTT and EST 2000 programs.

Selling, general and administrative expenses decreased 12% or $211,000 during the three-month period ended September 30, 2002, compared to the same period ended September 30, 2001, due primarily to workforce reductions and other costs reduction actions that took place during fiscal year 2002.

Independent research and development expenses decreased 41% or $200,000 for the three-month period ended September 30, 2002, compared to the same period ended September 30, 2001, due primarily to reduced activities related to the EST 2000 program.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ECC INTERNATIONAL CORP.

ITEM 6. Exhibits and Reports on Form 8-K

     a.     Exhibits

None

     b.     Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECC INTERNATIONAL CORP.

Date: November 13, 2002	/s/ Melissa Van Valkenburgh

Melissa Van Valkenburgh Chief Financial Officer

ECC INTERNATIONAL CORP.

a Delaware corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Section 302 Certification

I, James R. Henderson certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ECC International Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ James R. Henderson

James R. Henderson Chief Executive Officer

ECC INTERNATIONAL CORP.

a Delaware corporation

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Section 302 Certification

I, Melissa Van Valkenburgh, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ECC International Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Melissa Van Valkenbuogh

Melissa Van Valkenburgh Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), the undersigned, James R. Henderson, President and Chief Executive Officer of ECC International Corp., a Delaware corporation (the “Company”), does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of the Company (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James R. Henderson

James R. Henderson President and Chief Executive Officer November 13, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350)

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350), the undersigned, Melissa Van Valkenburgh, Chief Financial Officer of ECC International Corp., a Delaware corporation (the “Company”), does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of the Company (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Melissa Van Valkenburgh

Melissa Van Valkenburgh Chief Financial Officer November 13, 2002