Form 10-Q
period 2002-12-31
ECC INTERNATIONAL CORP
filed 2003-02-14
CIK 31660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

[X] Yes       [   ] No

     As of February 3, 2003 there were 7,881,197 shares of the Registrant’s Common Stock, $.10 par value per share outstanding.

PART I. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(In Thousands Except Per Share Data)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	12/31/2002	12/31/2001

Sales	$14,325	$12,897
Cost of Sales	9,273	9,004

Gross Profit	5,052	3,893
Expenses:
Selling, General & Administrative	2,673	3,164
Independent Research and Development	628	881

Total Expenses	3,301	4,045

Operating Income/(Loss)	1,751	(152)
Other Income/(Expense):
Interest Income	47	34
Interest Expense	(43)	(88)
Other — Net	—	45

Total Other Income/(Expense)	4	(9)

Income/(Loss) Before Income Taxes	1,755	(161)
Provision for Income Taxes	—	—

Net Income/(Loss)	$1,755	$(161)

Income/(Loss) Per Common Share — Basic and Diluted:
Net Income/(Loss) Per Common Share — Basic/Diluted	$0.22	$(0.02)

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	12/31/2002	12/31/2001

Sales	$6,973	$6,749
Cost of Sales	4,701	4,573

Gross Profit	2,272	2,176
Expenses:
Selling, General & Administrative	1,087	1,367
Independent Research and Development	345	397

Total Expenses	1,432	1,764

Operating Income/(Loss)	840	412
Other Income/(Expense):
Interest Income	20	26
Interest Expense	(21)	(64)
Other — Net	19	1

Total Other Income/(Expense)	18	(37)

Income/(Loss) Before Income Taxes	858	375
Provision for Income Taxes	—	—

Net Income/(Loss)	$858	$375

Income/(Loss) Per Common Share — Basic and Diluted:
Net Income/(Loss) Per Common Share — Basic/Diluted	$0.11	$0.05

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)	(Audited)
	12/31/2002	6/30/2002

ASSETS
Current Assets:
Cash	$6,812	$6,280
Accounts Receivable	2,421	2,152
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	10,868	9,458
Inventories	675	920
Prepaid Expenses and Other	183	274

Total Current Assets	20,959	19,084

Property, Plant and Equipment — Net	11,536	11,823
Other Assets	22	32

Total Assets	$32,517	$30,939

Continued . . .

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands Except Share and Per Share Data)

	(Unaudited)	(Audited)
	12/31/2002	6/30/2002

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	2,253	2,121
Accrued Expenses and Other	1,438	1,972

Total Current Liabilities	3,691	4,093

Deferred Income Taxes	61	61

Total Liabilities	3,752	4,154

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred Stock, $.10 par; 1,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $.10 par; 20,000,000 shares authorized; issued and outstanding, 8,608,197 and 7,881,197 (8,577,608 and 7,850,608 at 6/30/02)	861	858
Note Receivable from Stockholder	—	(168)
Capital in Excess of Par	25,547	25,493
Retained Earnings	5,266	3,511
Treasury Stock, at cost (727,000 shares)	(2,909)	(2,909)

Total Stockholders’ Equity	28,765	26,785

Total Liabilities & Stockholders’ Equity	$32,517	$30,939

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
(In Thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	12/31/2002	12/31/2001

Cash Flows From Operating Activities:
Net Income/(Loss)	$1,755	$(161)
Items Not Requiring Cash:
Depreciation	744	1,015
Amortization	—	50
(Gain)/Loss on Disposal of Equipment	48	(5)
Changes in Certain Assets and Liabilities:
Accounts Receivable	(269)	1,174
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	(1,410)	2,078
Inventories	245	7
Prepaid Expenses and Other	54	44
Accounts Payable	132	(315)
Accrued Expenses and Other Long-Term Liabilities	(534)	(445)

Net Cash Provided By/(Used In) Operating Activities	765	3,442

Cash Flows From Investing Activities:
Proceeds from Sales of Assets	27	5
Additions to Property, Plant and Equipment	(485)	(276)

Net Cash Provided by/(Used In) Investing Activities	(458)	(271)

Cash Flows From Financing Activities:
Proceeds From Issuance of Common Stock and Options Exercised	57	10
Note Receivable from Stockholder	168	—
Borrowings Under Revolving Credit Facility	—	4,873
Repayments Under Revolving Credit Facility	—	(5,030)

Net Cash Used In Financing Activities	225	(147)

Net Increase/(Decrease) in Cash	532	3,024
Cash at Beginning of the Period	6,280	39

Cash at End of the Period	$6,812	$3,063

Continued....

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (Continued)
(In Thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	12/31/2002	12/31/2001

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
Interest	$42	$88
Supplemental Schedule of Non Cash Financing Activities:
Issuance of Director Equity Compensation	$—	$8

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying consolidated financial statements are unaudited and have been prepared by ECC International Corp. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 2002 consolidated balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows for the interim presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The Company has no Comprehensive Income other than Net Income.

2.	Inventories

	(In Thousands)
	12/31/2002	6/30/2002

Work in Process	$101	$187
Raw Materials	631	1,343

Total Gross Value	732	1,530
Reserves for Excess/Obsolete	(57)	(610)

Net Value	$675	$920

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

On June 24, 1999, the Company entered into a revolving credit facility (“Credit Facility”) with Mellon Bank, N.A., which was subsequently purchased by LaSalle Business Credit, totaling $12.5 million and expiring on June 24, 2003. The Credit Facility was amended in November 2001 to reduce the line of credit to $5.0 million. Available borrowings are based on a formula of receivables and property, as defined in the Credit Facility. As of December 31, 2002, there was no outstanding balance under the Credit Facility and the Company is in compliance with the covenants. Based on the positive cash balance since July 13, 2001 and the positive cash projections for the balance of fiscal year 2003, management believes that operational cash requirements can be funded internally.

The Credit Facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce any outstanding balance under the Credit Facility.

4.	Income Taxes

The Company has approximately $12.3 million of cumulative federal net operating loss carryforwards, which expire between 2019 and 2022. In addition, the Company had available at June 30, 2002, cumulative net operating loss carryforwards of $18.0 million for Florida state income tax purposes, which expire between 2019 and 2022. This amount is prior to an impact due to current year profit. A 100% valuation allowance is recorded against these deferred tax assets due to the uncertainty of their ultimate realization.

5.	Unusual Expenses

Dr. James C. Garrett, former President and Chief Executive Officer of the Company resigned in June 2002. Severance costs totaling approximately $255,000 were recorded in June 2002, and are included in Accrued Expenses and Other. These costs will be paid during fiscal year 2003. On July 1, 2002, Dr. Garrett repaid in full an outstanding Promissory Note owed the Company, which included the principal balance of $146,250 and accrued interest through June 30, 2002 of $33,000 for a total of $179,250.

In July 2002, the Company reduced its operating cost by eliminating 15 employees or 11% of the employees. The employee termination benefits associated with the reductions were approximately $202,000 and were recorded in the first quarter of fiscal year 2003. Annual compensation savings associated with these actions were approximately $1.2 million.

During the first quarter of fiscal year 2003, retention agreements were implemented in order to temporarily retain 11 key employees whose jobs will be outsourced due to the consolidation of the workforce into a smaller space. Severance payments and retention bonuses totaling $106,400 will be recorded as the employees are terminated based on the employees remaining with the Company through completion dates ranging from November 2002 through March 2003. As of December 31, 2002, five of these key employees left the Company and severance payments and retention bonuses totaling $44,374 were paid.

The following table sets forth the details and the cumulative activity associated with the accrual of these termination costs (In Thousands):

Accrued Employee Termination Benefits at 6/30/02	$255
Cash Payments	(193)
Employee Termination Benefits Incurred	202

Accrued Employee Termination Benefits at 9/30/02	264
Cash Payments	(129)

Accrued Employee Termination Benefits at 12/31/02	$135

6.	Business Segment Information

The Company operates in one segment-training. This segment includes the design and manufacture of training simulators.

Sales by Class of Customer (In Thousands):

	Six Months Ended		Three Months Ended

	12/31/2002	12/31/2001	12/31/2002	12/31/2001

U.S. Department of Defense
Direct	$6,072	$3,250	$3,695	$1,679
Subcontract	8,253	9,647	3,278	5,070

Total Sales	$14,325	$12,897	$6,973	$6,749

Export Sales from the U.S. were not material for the three-month and six-month periods ended December 31, 2002 and December 31, 2001. Export sales do not include Foreign Military Sales through U.S. Government Agencies and prime contractors of $157,000 and $240,000 during the three-month and six-month periods ended December 31, 2002, respectively.

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

The Company’s dilutive potential common shares consist of stock options. In calculating diluted earnings per share, 49,363 and 20,680 dilutive potential common shares were included for the three-month and the six-month periods ended December 31, 2002, respectively, and 16,397 dilutive potential common shares were included for the three-month period ended December 31, 2001, respectively. The number of potentially dilutive common shares for the six-month period ended December 31, 2001 was 29,817. These shares were not included in computing earnings per share since they would have an anti-dilutive effect.

The number of shares outstanding for each period presented is as follows:

	Six Months Ended		Three Months Ended

	12/31/2002	12/31/2001	12/31/2002	12/31/2001

Basic	7,864,567	7,830,965	7,878,227	7,831,630
Diluted	7,885,247	7,830,965	7,927,590	7,848,027

8.	Commitments and Contingencies

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

During the first quarter of fiscal year 2003, retention agreements were implemented in order to temporarily retain 11 key employees whose jobs will be outsourced due to the consolidation of the workforce into a smaller space. Severance payments and retention bonuses totaling $106,400 will be recorded as the employees are terminated based on the employees remaining with the Company through completion dates ranging from November 2002 through March 2003. As of December 31, 2002, five of these key employees left the Company and severance payments and retention bonuses totaling $44,374 were paid.

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

During the six-month period ended December 31, 2002, the Company’s principal source of cash was from operations. The Company’s cash balance increased by $0.5 million since fiscal year end 2002 due primarily to lower working capital requirements to support operations.

Liquidity and Capital Resources

As of December 31, 2002, the Company is in compliance with the credit facility covenants. See Note 3 of the Notes to Consolidated Financial Statements for more information on the Credit Facility. Based on the positive cash balance since July 13, 2001 and the positive cash projections for the balance of fiscal year 2003, management believes that operational cash requirements can be funded internally through the next fiscal year.

During the six-month period ended December 31, 2002, the Company spent approximately $350,000 to consolidate into 90,000 square feet of the Orlando facility and to purchase new machinery and equipment. No material additional funds are expected to be spent on this effort during the remainder of the fiscal year. The Company is continuing to offer the real estate for sale with a partial leaseback and is also evaluating the prospect of upgrading the vacant portion of the facility and leasing it to potential tenants.

Dr. James C. Garrett, former President and Chief Executive Officer of the Company resigned in June 2002. Severance costs totaling approximately $255,000 were recorded in June 2002, and are included in Accrued Expenses and Other. These costs will be paid during fiscal year 2003.

In July 2002, the Company reduced its operating cost by eliminating 15 employees or 11% of the employees. The employee termination benefits associated with the reductions were approximately $202,000 and were recorded in the first quarter of fiscal year 2002. Annual compensation savings associated with these actions were approximately $1.2 million.

During the first quarter of fiscal year 2003, retention agreements were implemented in order to temporarily retain 11 key employees whose jobs will be outsourced due to the consolidation of the workforce into a smaller space. Severance payments and retention bonuses totaling $106,400 will be recorded as the employees are terminated based on the employees remaining with the Company through completion dates ranging from November 2002 through March 2003. As of December 31, 2002, five of these key employees left the Company and severance payments and retention bonuses totaling $44,374 were paid.

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

Sales increased 3% or $223,000 and 11% or 1.4 million, respectively, for the three-month and six month periods ended December 31, 2002, compared to the same periods ended December 31, 2001 due primarily to higher volume on the Javelin and EST 2000 programs, and the sales from the two new SIMNET contracts. These increases were partially offset by less volume on the CCTT and C-17 programs.

Gross margins for the three-month periods were relatively consistent at 33% and 32% in fiscal year 2003 and 2002, respectively. For the six-month periods, gross margins improved from 30% in fiscal year 2002 to 35% in fiscal year 2003 due primarily to the higher sales volume as well as continuing aggressive cost reduction actions.

Selling, general and administrative expenses decreased 20% or $280,000 and 16% or $491,000, respectively, during the three-month and six month periods ended December 31, 2002, compared to the same period ended December 31, 2001, due primarily to the recovery of a previously reserved receivable that reduced bad debt expense by $153,000 and to workforce and other costs reduction actions that took place during fiscal year 2002 and early fiscal year 2003.

Independent research and development expenses decreased 13% or $52,000 and 29% or $252,000, respectively, for the three-month and six month periods ended December 31, 2002, compared to the same periods ended December 31, 2001, due primarily to reduced activities related to the EST 2000 program.

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

PART II. OTHER INFORMATION
ECC INTERNATIONAL CORP.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on December 13, 2002, the following proposals were adopted by the vote specified below:

		Votes	Votes		Broker
Proposal		For	Against	Abstain	Non Votes

(1)	To elect the Board of Directors
	Julian J. Demora	7,447,500	3,419	—	37,760
	James R. Henderson	6,943,852	507,067	—	541,408
	Jesse L. Krasnow	7,449,550	1,369	—	35,710
	Warren G. Lichtenstein	7,449,951	968	—	35,309
	Merrill A. McPeak	7,447,901	3,018	—	37,359
	Robert F. Mehmel	6,944,849	506,070	—	540,411
(2)	To approve the Company’s 2002 Employee Stock Purchase Plan
		7,359,577	79,432	46,251	392,970
(3)	To ratify the appointment of PricewaterhouseCoopers, LLP as the Company’s independent certified public accountants for the fiscal year ending June 30, 2003
		7,427,404	36,267	21,589	392,970

ITEM 6. Exhibits and Reports on Form 8-K

a.	Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

b.	Reports on Form 8-K

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECC INTERNATIONAL CORP.

Date: February 14, 2003	/s/ Melissa Van Valkenburgh

Melissa Van Valkenburgh
Chief Financial Officer