Form 10-Q
period 2003-03-31
ECC INTERNATIONAL CORP
filed 2003-05-15
CIK 31660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-8988

ECC International Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-1714658 (I.R.S. Employer Identification No.)

2001 West Oak Ridge Road, Orlando, FL (Address of principal executive offices)	32809-3803 (Zip Code)

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

[X] Yes  [   ] No

     Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

[   ] Yes  [X] No

     As of May 13, 2003, there were 7,902,197 shares of the Registrant’s Common Stock, $.10 par value per share, outstanding.

PART I. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(In Thousands Except Per Share Data)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	3/31/2003	3/31/2002

Sales	$23,177	$22,035
Cost of Sales	15,425	14,998

Gross Profit	7,752	7,037

Expenses:
Selling, General & Administrative	4,396	4,574
Independent Research and Development	961	1,201

Total Expenses	5,357	5,775

Operating Income	2,395	1,262

Other Income/(Expense):
Interest Income	64	171
Interest Expense	(63)	(132)
Other — Net	(3)	58

Total Other Income/(Expense)	(2)	97

Income Before Income Taxes	2,393	1,359
(Benefit)/Provision for Income Taxes	—	(215)

Net Income	$2,393	$1,574

Net Income Per Common Share-Basic/Diluted	$0.30	$0.20

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(In Thousands Except Per Share Data)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	3/31/2003	3/31/2002

Sales	$8,851	$9,139
Cost of Sales	6,151	5,995

Gross Profit	2,700	3,144

Expenses:
Selling, General & Administrative	1,723	1,410
Independent Research and Development	333	320

Total Expenses	2,056	1,730

Operating Income	644	1,414

Other Income/(Expense):
Interest Income	17	137
Interest Expense	(21)	(44)
Other — Net	(2)	12

Total Other Income/(Expense)	(6)	105

Income Before Income Taxes	638	1,519
(Benefit)/Provision for Income Taxes	—	(215)

Net Income	$638	$1,734

Net Income Per Common Share-Basic/Diluted	$0.08	$0.22

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)	(Audited)
	3/31/2003	6/30/2002

ASSETS
Current Assets:
Cash	$6,759	$6,280
Accounts Receivable	2,286	2,152
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	13,408	9,458
Inventories	605	920
Prepaid Expenses and Other	164	274

Total Current Assets	23,222	19,084

Property, Plant and Equipment — Net	11,137	11,823
		.
Other Assets	28	32

Total Assets	$34,387	$30,939

Continued .  .  .

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(In Thousands Except Share and Per Share Data)

	(Unaudited)	(Audited)
	3/31/2003	6/30/2002

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,209	$2,121
Accrued Expenses and Other	1,680	1,972

Total Current Liabilities	4,889	4,093
Deferred Income Taxes	61	61

Total Liabilities	4,950	4,154

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred Stock, $.10 par; 1,000,000 shares authorized; none issued and outstanding	—	—
Common Stock, $.10 par; 20,000,000 shares authorized; issued and outstanding, 8,621,197 and 7,894,197 (8,577,608 and 7,850,608 at 6/30/02)	862	858
Note Receivable from Stockholder	—	(168)
Capital in Excess of Par	25,580	25,493
Retained Earnings	5,904	3,511
Treasury Stock, at cost (727,000 shares)	(2,909)	(2,909)

Total Stockholders’ Equity	29,437	26,785

Total Liabilities & Stockholders’ Equity	$34,387	$30,939

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002
(In Thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	3/31/2003	3/31/2002

Cash Flows From Operating Activities:
Net Income	$2,393	$1,574
Items Not Requiring Cash:
Depreciation	931	1,466
Amortization	48	75
Loss/(Gain) on Disposal of Equipment	150	(5)
Changes in Certain Assets and Liabilities:
Accounts Receivable	(134)	(907)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	(3,949)	652
Inventories	315	84
Prepaid Expenses and Other	66	(8)
Accounts Payable	1,088	(525)
Accrued Expenses and Other Long-Term Liabilities	(293)	(348)

Net Cash Provided By Operating Activities	615	2,058

Cash Flows From Investing Activities:
Proceeds from Sales of Assets	27	5
Additions to Property, Plant and Equipment	(422)	(302)

Net Cash Used In Investing Activities	(395)	(297)

Cash Flows From Financing Activities:
Proceeds From Issuance of Common Stock and Options Exercised	91	10
Note Receivable from Stockholder	168	—
Borrowings Under Revolving Credit Facility	—	4,873
Repayments Under Revolving Credit Facility	—	(5,030)

Net Cash Provided By/(Used In) Financing Activities	259	(147)

Net Increase in Cash	479	1,614
Cash at Beginning of the Period	6,280	39

Cash at End of the Period	$6,759	$1,653

Continued....

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002 (Continued)
(In Thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	3/31/2003	3/31/2002

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year For:
Interest	$63	$145
Supplemental Schedule of Non Cash Financing Activities:
Issuance of Director Equity Compensation	$—	$8

See accompanying notes to the consolidated financial statements.

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	The accompanying consolidated financial statements are unaudited and have been prepared by ECC International Corp. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. The June 30, 2002 consolidated balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, comprehensive income and cash flows for the interim presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

The Company has no Comprehensive Income other than Net Income.

2.	New Accounting Pronouncements

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for costs associated with Exit or Disposal Activities”, which addresses the recognition, measurement and reporting of costs that are associated with exit and disposal costs. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Severance costs incurred during the quarter ended March 31, 2003 have been recorded as incurred in accordance with the Standard.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Costs Associated with Stock Based Compensation — Transition and Disclosure - an Amendment of FAS 123” which amends SFAS No. 123 “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosure of the method of accounting for stock based compensation and the effect of the method on reported results. The interim disclosure requirements are effective for quarters beginning after December 15, 2002 and have been included in the following table:

	Three Months	Nine Months
	Ended	Ended
	3/31/2003	3/31/2002

Net Income, as reported	$638	$2,393
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	7	61

Pro Forma Net Income	$631	$2,332

Earnings Per Share:
Basic- as reported	$0.08	$0.30
Basic — pro forma	$0.08	$0.30
Diluted — as reported	$0.08	$0.30
Diluted — pro forma	$0.08	$0.29
3.	Inventories

	(In Thousands)
	3/31/2003	6/30/2002

Work in Process	$101	$187
Raw Materials	566	1,343

Total Gross Value	667	1,530
Reserves	(62)	(610)

Net Value	$605	$920

Due to the recent reconfiguration of the Company operations into a smaller area, the Company disposed of a portion of its excess and obsolete raw materials inventory which had been fully reserved in prior years.

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

On June 24, 1999, the Company entered into a revolving credit facility (“Credit Facility”) with Mellon Bank, N.A., which was subsequently purchased by LaSalle Business Credit, totaling $12.5 million and expires on June 24, 2003. The Credit Facility was amended in November 2001 to reduce the line of credit to $5.0 million. Available borrowings are based on a formula of receivables and property, as defined in the Credit Facility. As of March 31, 2003, there was no outstanding balance under the Credit Facility and the Company is in compliance with the covenants. Based on the positive cash balance since July 13, 2001 and the positive cash projections for the balance of fiscal year 2003, management believes that operational cash requirements can be funded internally through the next fiscal year. The Company is in discussions with several banks regarding a new Credit Facility.

The Credit Facility includes a subjective acceleration clause as well as a lockbox requirement under the control of the lender, whereby all collections of trade receivables are used to immediately reduce any outstanding balance under the Credit Facility.

5.	Income Taxes

The Company has approximately $12.3 million of cumulative federal net operating loss carryforwards, which expire between 2019 and 2022. In addition, the Company had available at June 30, 2002, cumulative net operating loss carryforwards of $18.0 million for Florida state income tax purposes, which expire between 2019 and 2022. This amount is prior to an adjustment resulting from current year profit. A 100% valuation allowance is recorded against these deferred tax assets due to the uncertainty of their ultimate realization.

6.	Unusual Expenses

Dr. James C. Garrett, former President and Chief Executive Officer of the Company resigned in June 2002. Severance costs totaling approximately $255,000 were recorded in June 2002, and are included in Accrued Expenses and Other. These costs are being paid during fiscal year 2003. On July 1, 2002, Dr. Garrett repaid in full an outstanding Promissory Note owed the Company, which included the principal balance of $146,250 and accrued interest through June 30, 2002 of $33,000 for a total of $179,250.

In July 2002, the Company reduced its operating cost by eliminating 15 employees or 11% of the employees. The employee termination benefits associated with the reductions were approximately $202,000 and were recorded in the first quarter of fiscal year 2003. Annual compensation savings associated with these actions were approximately $1.2 million.

During the first quarter of fiscal year 2003, retention agreements were implemented in order to temporarily retain 11 key employees whose jobs will be outsourced due to the consolidation of the workforce into a smaller space. Severance payments and retention bonuses will be earned as the employees are terminated based on the employees remaining with the Company through completion dates ranging from November 2002 through March 2003. As of March 31, 2003, all of these key employees left the Company and severance payments and retention bonuses totaling $100,000 were paid.

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities”, which addresses the recognition, measurement and reporting of costs that are associated with exit and disposal costs. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Severance costs incurred during the quarter ended March 31, 2003 have been recorded as incurred in accordance with the Standard.

The following table sets forth the details and the cumulative activity associated with the accrual of these termination costs (In Thousands):

Accrued Employee Termination Benefits at 6/30/02	$255
Cash Payments	(193)
Employee Termination Benefits Incurred	202

Accrued Employee Termination Benefits at 9/30/02	264
Cash Payments	(129)

Accrued Employee Termination Benefits at 12/31/02	135
Cash Payments	(108)
Employee Termination Benefits Incurred	45

Accrued Employee Termination Benefits at 3/31/03	$72

7.	Business Segment Information

The Company operates only in the training segment which includes the design and manufacture of training simulators.

Sales by Class of Customer (In Thousands):

	Nine Months Ended		Three Months Ended

	3/31/2003	3/31/2002	3/31/2003	3/31/2002

U.S. Department of Defense Direct Subcontract	$12,112 11,064	$4,479 17,556	$6,040 2,811	$975 8,164

Total Sales	$23,176	$22,035	$8,851	$9,139

Export Sales from the U.S. were not material for the three-month and nine-month periods ended March 31, 2003 and March 31, 2002. Export sales do not include Foreign Military Sales through U.S. Government Agencies and prime contractors of $454,755 and $694,849 during the three-month and nine-month periods ended March 31, 2003, respectively.

Since a substantial portion of the Company’s revenues are attributable to long-term contracts with various government agencies, any factor affecting procurement of long-term government contracts such as changes in government spending, cancellation of weapons programs and delays in contract awards could have a material impact on the Company’s financial condition and results of operations.

Sales by Geographic Area

All of the Company’s Revenues, Operating Income and Long-Lived Assets are within the United States.

8.	Earnings Per Share

Basic earnings per common share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period adjusted for the number of shares that would have been outstanding if the dilutive potential common shares resulting from the exercise of stock options had been issued. The diluted earnings per share does not assume the exercise of stock options that would have an antidilutive effect on earnings per share.

The Company’s dilutive potential common shares consist of stock options. In calculating diluted earnings per share, 110,012 and 42,998 dilutive potential common shares were included for the three-month and the nine-month periods ended March 31, 2003, respectively. For the three-month and nine-month periods ended March 31, 2002, the calculation of diluted earnings per share included 9,934 and 16,987 dilutive potential common shares, respectively.

The weighted-average number of common shares outstanding for each period presented is as follows:

	Nine Months Ended		Three Months Ended

	3/31/2003	3/31/2002	3/31/2003	3/31/2002

Basic	7,870,643	7,832,896	7,883,064	7,836,844
Diluted	7,913,641	7,849,883	7,993,076	7,846,778

9.	Commitments and Contingencies

During the first quarter of fiscal year 2003, retention agreements were implemented in order to temporarily retain 11 key employees whose jobs will be outsourced due to the consolidation of the workforce into a smaller space. See Note 5 of the Notes to Consolidated Financial Statements.

The Company is party to various legal proceedings arising from normal business activity. Management believes that the ultimate resolution of these matters will not have an adverse material effect on the Company’s financial condition, cash flow, or results of operations.

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

During the nine-month period ended March 31, 2003, the Company’s principal source of cash was from operations. The Company’s cash balance increased by $479,000 to $6,759,000 since fiscal year end 2002 due primarily to lower working capital requirements to support operations. The Company’s working capital increased $3,342,000 since fiscal year end 2002 primarily due to an increase in the unbilled receivables (costs and estimated earnings in excess of billings on uncompleted contracts.)

Liquidity and Capital Resources

As of March 31, 2003, the Company is in compliance with the Credit Facility covenants. See Note 3 of the Notes to Consolidated Financial Statements for more information on the Credit Facility. Based on the positive cash balance since July 13, 2001 and the positive cash projections for the balance of fiscal year 2003, management believes that operational cash requirements can be funded internally through the next fiscal year. The current Credit Facility expires on June 24, 2003. The Company is in discussions with several banks regarding a new Credit Facility.

During the nine-month period ended March 31, 2003, the Company spent approximately $400,000 to consolidate into 90,000 square feet of the Orlando facility and to purchase new machinery and equipment. No material additional funds are expected to be spent on this effort during the remainder of the fiscal year. The Company is continuing to offer the real estate for sale with a partial leaseback and is also evaluating the prospect of upgrading the vacant portion of the facility and leasing it to potential tenants.

In July 2002, the Company reduced its operating cost by eliminating 15 employees or 11% of the employees. The employee termination benefits associated with the reductions were approximately $202,000 and were recorded in the first quarter of fiscal year 2002. Annual compensation savings associated with these actions were approximately $1.2 million.

During the first quarter of fiscal year 2003, retention agreements were implemented in order to temporarily retain 11 key employees whose jobs will be outsourced due to the consolidation of the workforce into a smaller space. Severance payments and retention bonuses will be earned as the employees are terminated based on the employees remaining with the Company through completion dates ranging from November 2002 through March 2003. As of March 31, 2003, all of these key employees left the Company and severance payments and retention bonuses totaling $100,000 were paid.

Management’s plans to improve future profitability include: (1) a continuation of both direct and indirect cost reduction initiatives and improvement of operating performance, (2) an aggressive focus on obtaining follow-on awards to existing business, and (3) the implementation of strategies to procure new business and penetrate new markets.

Other than as stated above, the Company currently has no other material commitments for capital expenditures. Management believes that with the funds available under its projected cash flows, the Company will have sufficient resources to meet planned operating commitments through the next fiscal year.

b)	Material Changes in Results of Operations

Sales increased 5% or $1,142,000 for the nine-month period ended March 31, 2003, compared to the same period a year ago due primarily to increased revenues resulting from EST Lot 3 and the SIMNET Visuals program awards.

Gross margin as a percentage of sales was 31% for the three-month period ended March 31, 2003 compared to 34% for the same period a year ago. This difference in gross margin results primarily from higher volume on the EST and SIMNET programs which have lower margins compared to the Javelin programs. Gross margin for the nine-month periods ended March 31, 2003 and 2002 was 33% and 32%, respectively.

Selling, general and administrative expenses increased 22% or $313,000 for the three-month period ended March 31, 2003, compared to the same period a year ago due primarily to increased bid and proposal activities to pursue new contracts. Selling, general and administrative expense decreased 4% or $178,000 during the nine-month period ended March 31, 2003 compared to the same period a year ago due primarily to the aggressive cost reduction actions.

Independent research and development expenses decreased 20% or $240,000 during the nine-month period ended March 31, 2003, compared to the same period a year ago primarily due to reduced activities related to the EST 2000 product.

The Company has approximately $12.3 million of cumulative federal net operating loss carryforwards, which expire between 2019 and 2022. A full valuation allowance has been provided for these net operating loss carryforwards which were subject to uncertainty as to their ultimate realization. No tax provision was recorded for the three-month period ended March 31, 2003, as the Company anticipates utilization of the net operating loss carryforwards with a reduction in the valuation allowance.

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

Critical Accounting Policies

The Company considers that certain accounting policies are critical due to the estimation process involved in each of them. The assumptions and judgement utilized in developing these estimates are based on the information available at the time including an assessment of the risks and uncertainties. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The significant accounting policies, which the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following:

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

PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
ECC INTERNATIONAL CORP. AND SUBSIDIARIES

ITEM 5. Other Information

On March 6, 2003, the Company announced the appointment of Robert L. Collins as Chief Executive Officer at an annual salary of $200,000. He also received an option to purchase 50,000 shares of common stock which will vest over a four year period at 25% per year.

ITEM 6. Exhibits and Reports on Form 8-K

a.     Exhibits

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.3	Letter Agreement dated February 20, 2003 by and between ECC International Corp., and Robert L. Collins.

b.     Reports on Form 8-K

A Current Report on Form 8-K under Item 5 was filed on March 6, 2003, announcing the appointment of Robert L. Collins as Chief Executive Officer. In addition, the Form 8-K included a letter agreement between the Company and Mr. Collins regarding his offer of employment.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECC INTERNATIONAL CORP.

Date: May 14, 2003	/s/ Melissa Van Valkenburgh

Melissa Van Valkenburgh Chief Financial Officer

ECC INTERNATIONAL CORP.

a Delaware corporation

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

Section 302 Certification

I, Robert L. Collins certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Robert L. Collins

Robert L. Collins Principal Executive Officer

ECC INTERNATIONAL CORP.

a Delaware corporation

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Melissa Van Valkenburgh

Melissa Van Valkenburgh Principal Financial Officer