Form 10-K
period 2003-06-30
ECC INTERNATIONAL CORP
filed 2003-09-05
CIK 31660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-8988

ECC INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	23-1714658

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2001 West Oak Ridge Road, Orlando, Florida	32809-3803

(Address of principal executive offices )	(Zip Code)

Registrant’s telephone number, including area code	(407) 859-7410

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.10 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)   ☐ YES   ☑ NO

As of December 31, 2002, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $24,424,474. (This figure was computed on the basis of the closing price for the Registrant’s Common Stock on December 31, 2002 using the number of shares held by stockholders who are not officers, directors or record holders of 10% or more of the Registrant’s outstanding Common Stock. The characterization of such officers, directors and 10% stockholders as affiliates is for purposes of the computation only and should not be construed as an admission for any purpose whatsoever that any of such persons are, in fact, affiliates of the Registrant.)

As of August 20, 2003, there were 7,908,022 shares of the Registrant’s Common Stock, $0.10 par value per share, outstanding.

The Exhibit Index is located on pages 46 through 49.

PART I

Item 1 Business

Recent Developments

On August 21, 2003, it was announced that the Company and Cubic Corporation (“Cubic”) signed a definitive agreement and plan of merger. Under the terms of the agreement, CDA Acquisition Corporation (“CDA”), a wholly owned subsidiary of Cubic, will make a tender offer for all of the outstanding shares of ECC common stock at a price of $5.25 per share, which will, if completed, result in an aggregate consideration to ECC’s stockholders of approximately $42.3 million. The offer commenced on August 27, 2003 and will expire, if not extended by CDA, at midnight Eastern Time on September 24, 2003. The tender offer, if successful, will be followed by a merger of CDA into ECC, with ECC being the surviving corporation and a wholly owned subsidiary of Cubic.

The Board of Directors of ECC has unanimously approved the transaction and is recommending that stockholders tender their shares of ECC common stock to CDA in the tender offer. In addition, certain stockholders, including Warren Lichtenstein and Steel Partners II, L.P., holding approximately 36.6 percent of the outstanding common stock of ECC have agreed to tender their shares to CDA in the tender offer. The tender offer is subject to certain customary conditions, including the tender of at least a majority of ECC’s common stock on a fully diluted basis.

(a)	General Development of Business

(1)	ECC International Corp. (the “Company” or “ECC”), a Delaware corporation organized in 1969, designs, manufactures and markets computer controlled simulators used primarily for training personnel to perform maintenance and operator procedures on military weapons systems. The Company’s simulators measure performance as a trainee operates the equipment, conducts equipment tests, diagnoses programmed malfunctions and takes corrective actions. The Company’s equipment is used by all four branches of the U.S. Department of Defense as well as numerous foreign governments for operator training and maintenance training for aircraft, missiles, tanks, combat vehicles and small arms weapons. The Company’s systems also have potential commercial application in areas such as law enforcement training.

To support its training systems, the Company also develops training curricula, conducts training courses, develops instruction handbooks and operates a logistics support center.

The Company designs and manufactures a significant portion of the components of its simulator systems, with the exception of certain equipment which is commercially available, such as computers, monitors, modified weapons, projectors, and printers, which it purchases. The Company is not dependent on any one supplier for raw materials or computer related equipment used in or sold as part of its systems. The Company’s systems are marketed through a direct sales force and independent international sales representatives.

During fiscal year 1999, the Company completed the wind-down of its U.K. operation, ECC Simulation Limited, (the “U.K. operation”).

(2)	Not applicable.

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

The Company’s training business is government related and channeled to the Company principally through the United States Department of Defense. For the fiscal year ended June 30, 2003, 56% of sales were made directly to the U.S. Department of Defense, while 44% of sales were made to various other contractors for ultimate use by the U.S. Department of Defense. Within the U.S. Department of Defense, there are various agencies that are “customers” of the Company, with the largest being the U.S. Army. The largest prime contractors that are customers of the Company are Raytheon/Lockheed Martin JAVELIN Joint Venture (the “Joint Venture”) and Lockheed Martin Corporation (“Lockheed”). Sales to the Joint Venture were 35% of the total sales and sales to Lockheed accounted for 5% of total sales. See note 12 in the Notes to the Consolidated Financial Statements.

(viii)	Backlog

At June 30, 2003, the Company’s backlog (which represents that portion of outstanding contracts not yet included in revenue) was approximately $62 million of which $44 million represented contract options, which have not yet been exercised by the customer. At June 30, 2002, the Company’s backlog was $80 million of which $57 million represented contract options. It is anticipated that approximately 95% of the backlog, exclusive of contract options, at June 30, 2003 will be delivered during the fiscal year ending June 30, 2004.

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

During the fiscal years ended June 30, 2003, 2002 and 2001, approximately $1,126,000, $1,597,000, and $957,000, respectively, was spent on Company sponsored research activities, including manufacturing, engineering and software development relating to the development of new products and product enhancements. During fiscal years 2003, 2002 and 2001, the Company did not have any customer sponsored research activities. During the fiscal year ended June 30, 2003, the Company employed the equivalent of six full-time professional employees whose prime responsibilities were in research and development activities. From time to time, the Company utilizes the specialized skills of many of its other employees and contract personnel on a limited engagement basis.

(xii)	Environment

Not Applicable.

(xiii)	Number of Persons Employed

As of June 30, 2003, the Company employed approximately 120 persons.

(d)	Financial Information about Foreign and Domestic Operations and Export Sales

Export sales were immaterial to the Company’s gross sales. See note 12 in the Notes to the Consolidated Financial Statements.

Item 2 Properties

The Company owns its simulation development and manufacturing facilities, which are situated on 25 acres in Orlando, Florida. The main plant facility totals 398,086 square feet and ancillary buildings on the property total 69,847 square feet. The Company considers the capacity of its facilities to exceed its present needs of 90,000 square feet and is in the process of attempting to lease the facilities to third parties. The Company has hired Latham Management, LLC to manage the properties and to oversee the leasing activities.

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

Name	Age	Position with the Registrant	Officer Since

Robert L. Collins	56	Chief Executive Officer	2003

Melissa A. Van Valkenburgh	50	Chief Financial Officer	1999

Theresa W. Kohl*	46	Vice President, Business Development	2002

Mr. Collins assumed his position in March 2003; Ms. Van Valkenburgh assumed her position in March 1999; and Ms. Kohl assumed her position in July 2002.

Mr. Collins was most recently the President of Taper-lok Corporation. Prior to this he spent 7 years with Compaq Computer Corporation and 16 years with Star Technologies. He served as a naval aviator in the United States Marine Corps until 1977.

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

PART II

Item 5 Market for the Registrant’s Common Stock and Related Stockholder Matters

(a)  Market Information

The Common Stock of the Company is currently listed on the American Stock Exchange (symbol ECC). The price range of the common stock during the last two fiscal years was as follows:

Quarter Ended	High	Low

June 30, 2003	$4.66	$3.95
March 31, 2003	4.38	3.50
December 31, 2002	4.49	2.50
September 30, 2002	3.30	2.30
June 30, 2002	3.90	2.53
March 31, 2002	3.10	1.90
December 31, 2001	3.65	2.85
September 30, 2001	3.75	3.01

Common stock prices shown above are the daily sales prices on the American Stock Exchange. During the fiscal year ended June 30, 2001, the Company repurchased 727,000 shares of common stock through open-market purchases. There were no stock repurchases during fiscal years 2002 and 2003.

(b)  Holders

As of August 20, 2003, the Company had approximately 751 stockholders of record of its common stock based on the transfer agent’s listings. The Company believes its shares are beneficially held by several thousand additional stockholders based on broker dealer demand for proxy materials in 2002.

(c)  Dividends

No cash dividends have been declared on the Company’s common stock during the last eight years. Under the Company’s Credit Facility which expired on June 24, 2003, the Company was not permitted to pay cash dividends. See note 7 in the Notes to the Consolidated Financial Statements.

Item 6 Selected Financial Data

(In Thousands, Except Per Share Data)

	Years Ended June 30,

Operating Data: Continuing Operations:	2003	2002	2001	2000	1999

Net Sales	$30,535	$31,961	$28,736	$40,876	$48,676
Operating Income/(Loss)	3,018	2,719	(6,876)	3,985	(3,874)
Net Income/(Loss)	7,546	2,959	(7,139)	3,389	(3,546)
Per Share Data Basic:
Weighted Average Number of Common Shares Outstanding	7,878	7,835	8,025	8,436	8,346
Earnings/(Loss) Per Common Share Continuing Operations	$0.96	$0.38	$(0.89)	$0.40	$(0.42)
Cash Dividends Per Common Share	$—	$—	$—	$—	$—
Per Share Data-Diluted:
Weighted Average Number of Common Shares Outstanding	7,939	7,852	8,025	8,485	8,346
Earnings/(Loss) Per Common Share Continuing Operations	$0.95	$0.38	$(0.89)	$0.40	$(0.42)

	As of June 30,

Balance Sheet Data:	2003	2002	2001	2000	1999

Total Assets	$40,123	$30,939	$27,772	$39,235	$48,713
Working Capital	$21,123	$14,991	$10,391	$17,921	$13,063
Long-Term Debt	$—	$—	$—	$—	$—
Stockholders’ Equity	$34,638	$26,785	$23,772	$33,689	$30,087

Item 7 Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

(a)  (1) and (2) Liquidity and Capital Resources

During both fiscal years 2002 and 2003, the Company’s principal source of cash was from operations. The principal use of funds in fiscal year 2003 was for additions to property, plant, and equipment. The principal use of funds in fiscal year 2002 was to pay down the revolving Credit Facility. There were no borrowings against the Credit Facility in fiscal year 2003.

Cash provided by operating activities was $1.5 million in fiscal year 2003 compared to $6.8 million for fiscal year 2002 and $627,000 for fiscal year 2001. Fiscal year 2003 operating cash flow reflects the Company’s net income of $7.5 million partially offset by an increase in working capital requirements due to the increasing volume of EST-2000 sales.

Cash used for investing activities, primarily in additions to property, plant and equipment, was $395,000 in fiscal year 2003 compared to $411,000 in fiscal year 2002 and $381,000 in fiscal year 2001.

The Company’s financing activities generated $307,000 of cash in fiscal year 2003 as a result of the exercise of options and repayment of a promissory note by the former CEO. Financing activities used $111,000 in fiscal year 2002 and $2.6 million in fiscal year 2001. In fiscal year 2001, $2.9 million was utilized to repurchase treasury stock.

On June 24, 1999, the Company entered into a four-year revolving credit facility (“Credit Facility”) totaling $12.5 million, with Mellon Bank, N. A., which was subsequently purchased by LaSalle Business Credit. Proceeds from the Credit Facility were used to pay the outstanding balance under the Company’s loan facility with its previous primary lender. There was no outstanding balance under the Credit Facility at June 24, 2003 when it expired. The Company is currently in discussions with several banks regarding a new credit facility.

There have been no borrowings since July 13, 2001, and during the fiscal year the Company maintained an average cash balance of approximately $5.0 million. Management believes that operational cash requirements will continue to be funded internally through the next fiscal year based on the cash balance of $7.7 million at June 30, 2003 and the positive cash projections for fiscal year 2004.

During fiscal year 2004, the Company anticipates spending approximately $700,000 to continue refurbishing the Orlando, Florida facility and for the purchase of new machinery and equipment. In order to improve productivity and efficiency, the Company consolidated into approximately 90,000 square feet during fiscal year 2003. This consolidation also included outsourcing of certain activities and the disposition of excess equipment and machinery, the majority of which was fully depreciated. In addition, the Company disposed of excess and obsolete raw materials inventory which was fully reserved.

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

During fiscal year 2002, the Company reduced its operating costs by eliminating approximately 35 employees or 25% of the total remaining employees. Annual compensation savings associated with these actions were approximately $2,200,000. The employee termination benefits associated with the reductions were approximately $272,000. All termination benefits related to the fiscal year 2002 reductions in workforce were paid in fiscal year 2002.

In April 2002, the Company announced that Dr. James C. Garrett, President and Chief Executive Officer, would leave the Company at the end of June 2002. Severance costs of approximately $255,000, which includes one year of salary and health benefits, were recorded in June 2002 and included in Accrued Expenses and Other. These costs were paid during fiscal year 2003.

In July 2002, the Company further reduced its operating costs by eliminating 15 employees or 11% of the remaining employees. The employee termination benefits associated with the reductions were approximately $197,000. Annual compensation savings associated with these actions were approximately $1,200,000.

During the first quarter of fiscal year 2003, retention agreements were implemented in order to temporarily retain 11 key employees whose jobs would be outsourced due to the consolidation of the workforce into a smaller space. Severance payments and retention bonuses were earned as the employees were terminated based on the employees remaining with the Company through completion dates ranging from November 2002 through March 2003. As of March 31, 2003, all of these employees left the Company and severance payments and retention bonuses totaling $100,000 were paid.

Management’s plans to improve future profitability include: (1) a continuation of both direct and indirect cost reduction initiatives and improvement of operating performance, (2) an aggressive focus on obtaining follow-on awards to existing business, and (3) the implementation of strategies to procure new business.

Other than as stated above, the Company has no other material commitments for capital expenditures. Management believes that with the funds available under its projected cash flow, the Company will have sufficient resources to meet planned operating commitments through the next fiscal year.

On August 23, 2002, the Board of Directors approved a plan to repurchase up to $1.5 million of common stock. No purchases were made as of June 30, 2003.

On August 21, 2003, it was announced that the Company and Cubic Corporation (“Cubic”) signed a definitive agreement and plan of merger. Under the terms of the agreement CDA Acquisition Corporation (“CDA”), a wholly owned subsidiary of Cubic, will make a tender offer for all of the outstanding shares of ECC common stock at a price of $5.25 per share, which will, if completed, result in an aggregate consideration to ECC’s stockholders of approximately $42.3 million. The offer commenced on August 27, 2003 and will expire, if not extended by CDA, at midnight, Eastern Time on September 24, 2003. The tender offer, if successful, will be followed by a merger, of CDA into ECC, with ECC being the surviving corporation and a wholly owned subsidiary of Cubic.

The Board of Directors of ECC has unanimously approved the transaction and is recommending that stockholders tender their shares of ECC common stock to CDA in the tender offer. In addition, certain stockholders, including Warren Lichtenstein and Steel Partners II, L.P., holding approximately 36.6 percent of the outstanding common stock of ECC have agreed to tender their shares to CDA in the tender offer. The tender offer is subject to certain customary conditions, including the tender of at least a majority of ECC’s common stock on a fully diluted basis.

(3)  Results of Operations

2003 Compared with 2002

Net sales decreased $1.4 million (4%) in fiscal year 2003 compared to fiscal year 2002. This decrease is primarily due to lower sales from the multi-year Javelin EPBST contract which is in its final year of production as well as lower volume on the C-17 and CCTT programs. These decreases were partially offset by higher EST-2000 and SIMNET sales.

Gross margin as a percentage of sales was 33% in fiscal year 2003 compared to 34% in fiscal year 2002.

Selling, general and administrative expenses decreased $545,000 (8%) in fiscal year 2003 compared to fiscal year 2002, due primarily to reduced salaries and bonuses resulting from staffing reductions.

Independent research and development (IR&D) expense decreased $471,000 (29%) in fiscal year 2003 compared to fiscal year 2002 primarily due to decreased projects related to the EST-2000 product.

Deferred tax assets increased $4.6 million in fiscal year 2003 compared to fiscal year 2002 due primarily to an assessment of the ultimate realization of these assets based on historical and projected financial performance. As a result of the assessment, the tax valuation allowance was reversed in fiscal 2003 resulting in an income tax benefit in the Company’s Consolidated Statements of Operations. Due to uncertainty as to the ultimate realization of these assets, the Company had provided a valuation reserve against its deferred tax assets in fiscal 2001 and 2002.

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

Selling, general and administrative expenses decreased $3.4 million (34%) in fiscal year 2002 compared to fiscal year 2001. This decrease is primarily a result of decreased bid and proposal expenses and reductions in the workforce that took place in fiscal year 2001. There were several major pursuits of long-term programs in fiscal year 2001, which required significant investments.

Independent research and development (IR&D) expense increased $640,000 (67%) in fiscal year 2002 compared to fiscal year 2001 primarily due to increased research projects related to the EST-2000 product.

Deferred tax assets decreased $1.1 million (16%) in fiscal year 2002 compared to fiscal year 2001 due primarily to increased tax deductions due to the disposal of excess and obsolete inventory. The tax valuation allowance was decreased by the same amount. Due to uncertainty as to the ultimate realization of these assets, the Company had provided a valuation reserve against its deferred tax assets. Based on tax law changes, which extended the carryback period for net operating losses and changed certain alternative minimum tax liability rules, a net $216,000 tax benefit was recorded in fiscal year 2002.

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

Deferred Tax Assets

Through June 30, 2002, the Company had provided a full valuation reserve against its deferred tax assets. As of June 30, 2003, an evaluation concluded that the Company has the ability to realize the benefit of the deferred tax assets. The Company reduced its valuation allowances to zero resulting in income tax benefits in the Company’s Consolidated Statements of Operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the valuation allowance quarterly.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of FAS 123” which amends SFAS No. 123 “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosure of the method of accounting for stock based compensation and the effect of the method on reported results.

The disclosure requirements have been included in the following table (In Thousands, Except Per Share Data):

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	6/30/2003	6/30/2002	6/30/2001

Net Income, as reported	$7,546	$2,959	$(7,139)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	97	141	322

Pro Forma Net Income	$7,449	$2,818	$(7,461)

Earnings Per Share:
Basic – as reported	$0.96	$0.38	$(0.89)
Basic – pro forma	$0.95	$0.36	$(0.93)
Diluted – as reported	$0.95	$0.38	$(0.89)
Diluted – pro forma	$0.94	$0.36	$(0.93)

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

A number of uncertainties exist that could affect the Company’s future operating results including, without limitation, the ability of CDA to complete the tender offer, general economic conditions, changes in government spending, cancellation of weapons programs, delays in contract awards, delays in the acceptance process of contract deliverables, the Company’s continued ability to develop and introduce products, the introduction of new products by competitors, pricing practices of competitors, the cost and availability of parts and the Company’s ability to control costs.

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk

The Company had a variable rate revolving Credit Facility and, as such, had exposure to interest rate fluctuations. Under current market conditions, the impact of an increase or decrease in the prevailing interest rates would not materially effect the Company’s consolidated financial position or results of operations. The Credit Facility expired on June 24, 2003.

Item 8 Financial Statements and Supplementary Data

Page(s)

Index to Consolidated Financial Statements
Report of Independent Certified Public Accountants	16
Consolidated Statements of Operations for the Years Ended June 30, 2003, 2002 and 2001	17
Consolidated Balance Sheets as of June 30, 2003 and 2002	18
Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2003, 2002 and 2001	19
Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001	20-21
Notes to Consolidated Financial Statements	22-38
Parts III and IV, Including Exhibits	39-49
Schedule II-Valuation and Qualifying Accounts For the Years Ended June 30, 2003, 2002 and 2001	50
Signatures	51
Consent of Independent Certified Public Accountants	52
Certifications	53-56

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and the
Board of Directors of
ECC International Corp.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ECC International Corp. and its Subsidiaries (the “Company”) at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orlando, Florida
August 11, 2003

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2003, 2002 and 2001
(In Thousands, Except Per Share Data)

	2003	2002	2001

Net Sales	$30,535	$31,961	$28,736
Cost of Sales	20,420	21,129	24,735

Gross Profit	10,115	10,832	4,001

Expense:
Selling, General & Administrative	5,971	6,516	9,920
Independent Research and Development	1,126	1,597	957

Total Expense	7,097	8,113	10,877

Operating Income/(Loss)	3,018	2,719	(6,876)

Other Income/(Expense):
Interest Income	68	191	62
Interest Expense	(82)	(154)	(344)
Other–Net	10	(13)	179

Total Other Income/(Expense)	(4)	24	(103)

Income/(Loss) Before Income Taxes	3,014	2,743	(6,979)
Benefit/(Provision) for Income Taxes	4,532	216	(160)

Net Income/(Loss)	$7,546	$2,959	$(7,139)

Net Income/(Loss) Per Common Share- Basic	$0.96	$0.38	$(0.89)

Net Income/(Loss) Per Common Share- Diluted	$0.95	$0.38	$(0.89)

See accompanying notes to the consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 and 2002
(In Thousands, Except Share and Per Share Data)

	2003	2002

ASSETS
Current:
Cash	$7,727	$6,280
Accounts Receivable	3,103	2,152
Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts	13,253	9,458
Inventories	542	920
Prepaid Expenses and Other	151	274
Deferred Tax Assets	1,822	—

Total Current Assets	26,608	19,084

Property, Plant and Equipment, Net	10,830	11,823
Deferred Tax Assets	2,668	—
Other Assets	17	32

Total Assets	$40,123	$30,939

LIABILITIES
Current:
Accounts Payable	$4,008	$2,121
Accrued Expenses and Other	1,477	1,972

Total Current Liabilities	5,485	4,093
Deferred Income Taxes	—	61

Total Liabilities	6,660	4,154

COMMITMENTS AND CONTINGENCIES (Notes 14 and 16)
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.10 par; 1,000,000 shares authorized; None issued and outstanding	—	—
Common Stock, $0.10 par; 20,000,000 shares authorized; 8,632,022 shares issued and 7,905,022 outstanding in 2003; 8,577,608 shares issued and 7,850,608 outstanding in 2002	863	858
Note Receivable from Stockholder	—	(168)
Capital in Excess of Par	25,627	25,493
Retained Earnings	11,057	3,511
Treasury Stock at cost, 727,000 shares	(2,909)	(2,909)

Total Stockholders’ Equity	34,638	26,785

Total Liabilities and Stockholders’ Equity	$40,123	$30,939

See accompanying notes to the consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended June 30, 2003, 2002 and 2001
(In Thousands, Except Share Data)

					Note
			Capital		Receivable	Total
	Common	Treasury	In Excess	Retained	From	Stockholders’
	Stock	Stock	of Par	Earnings	Stockholder	Equity

Balance as of June 30, 2000	$848	$—	$25,211	$7,776	$(146)	$33,689

Net Income/(Loss)	—	—	—	(7,139)	—	(7,139)
Stock Issued:
Employee Stock Purchase Plan-17,529 Shares	2	—	49	—	—	51
Exercise of Options-54,337 Shares	6	—	166	—	—	172
Issuance of Common Stock to Directors-4,354 Shares	—	—	15	—	—	15
Renegotiation of Note Received from Stockholder	—	—	—	—	(22)	(22)
Purchase of Stockholder Rights	—	—	—	(85)	—	(85)
Purchase of Treasury Stock-727,000 Shares	—	(2,909)	—	—	—	(2,909)

Balance as of June 30, 2001	856	(2,909)	25,441	552	(168)	23,772

Net Income/(Loss)	—	—	—	2,959	—	2,959
Stock Issued:
Employee Stock Purchase Plan-7,656 Shares	1	—	18	—	—	19
Exercise of Options-10,000 Shares	1	—	26	—	—	27
Issuance of Common Stock to Directors-2,667 Shares	—	—	8	—	—	8

Balance as of June 30, 2002	858	(2,909)	25,493	3,511	(168)	26,785

Net Income/(Loss)	—	—	—	7,546	—	7,546
Stock Issued:
Employee Stock Purchase Plan-5,828 Shares	1	—	16	—	—	17
Exercise of Options - 48,586 Shares	4	—	118	—	—	122
Issuance of Common Stock to Directors - No Shares	—	—	—	—	—	—
Stockholder Note Repaid	—	—	—	—	168	168

Balance as of June 30, 2003	$863	$(2,909)	$25,627	$11,057	$—	$34,638

Common shares outstanding at June 30, 2003, 2002, and 2001 were 7,905,022, 7,850,608, and 7,830,285 shares, respectively.

See accompanying notes to the consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001

Cash Flows From Operating Activities:
Net Income/(Loss)	$7,546	$2,959	$(7,139)
Adjustments to Reconcile Net Income to Net Cash Provided by/(Used For) Operating Activities:
Depreciation	1,431	1,902	2,645
Amortization	95	96	101
Loss/(Gain) on Sale of Assets	(43)	38	(140)
Changes in Certain Assets and Liabilities:
Accounts Receivable	(951)	2,369	2,816
Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts	(3,795)	(1,175)	2,172
Inventories	378	234	1,405
Prepaid Expenses and Other	43	21	436
Deferred Tax Asset	(4,561)	—	—
Accounts Payable	1,887	166	517
Accrued Expenses and Other	(495)	153	(2,186)

Net Cash Provided By Operating Activities	1,535	6,763	627

Cash Flows From Investing Activities:
Proceeds From Sale of Assets	221	8	154
Additions to Property, Plant and Equipment	(616)	(419)	(535)

Net Cash Used In Investing Activities	$(395)	$(411)	$(381)

Continued...

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2003, 2002 and 2001
(In Thousands)

	2003	2002	2001

Cash Flows From Financing Activities:
Proceeds From Issuance of Common Stock and Options Exercised	$139	$46	$224
Purchase of Treasury Stock	—	—	(2,909)
Purchase of Stockholder Rights	—	—	(85)
Net Repayments Under Revolving Credit Facility	—	(5,030)	(18,800)
Net Borrowings Under Revolving Credit Facility	—	4,873	18,957
Note Repaid by Stockholder	168	—	—

Net Cash Provided by/(Used In) Financing Activities	307	(111)	(2,613)

Net Increase/(Decrease) in Cash	1,447	6,241	(2,367)
Cash at Beginning of the Year	6,280	39	2,406

Cash at End of the Year	$7,727	$6,280	$39

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Year for Interest	$85	$167	$329
Cash Received/(Paid) During the Year for Taxes	$—	$216	$(160)
Supplemental Schedule of Non Cash Financing Activities:
Issuance of Director Equity Compensation	$—	$8	$15

See accompanying notes to the consolidated financial statements

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

Unbilled costs and estimated earnings consists principally of contract revenue related to long-term contracts which has been recognized for accounting purposes but is not yet billable to the customer. Substantially all of these amounts will be billed in the following fiscal year.

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

Inventories

Work in process inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of cost or market and are charged to work in process at cost.

Cash and Cash Equivalents

Cash equivalents are comprised of highly liquid financial instruments with maturities of three months or less when purchased.

Property, Plant and Equipment

Property, Plant, and Equipment are stated at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the respective assets and ranges from 10 to 30 years for buildings and building improvements, 3 to 10 years for machinery and equipment, and 5 years for demonstration and test equipment.

The cost of maintenance and repairs is charged to expense as incurred. Renewals and betterments are capitalized. Applicable asset and accumulated depreciation accounts are reduced for a sale or other disposition and the resulting gain or loss is included in the Consolidated Statements of Operations.

Impairment of Long-Lived Assets

The company adopted Statement of Financial Accounting Standards No. 144, Asset Impairment and Disposal Issues effective July 1, 2002. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of the asset may not be recoverable. The estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if a write-down is required. If impairment is indicated, the carrying amount of the asset is reduced to its fair value.

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

Revenue Recognition

Contract sales and anticipated profits are recognized using the percentage of completion method measured by the ratio of costs incurred to date to estimated total costs. The Company reevaluates the estimated costs to complete on the entire contract on a quarterly basis. Any revisions in estimated costs or contract value during the progress of the work may affect the estimated gross margin percentage for the contract. Estimated costs may be adjusted favorably or unfavorably based on projected changes in areas such as labor efficiencies, material price negotiations, supplier delivery schedules, design and development progress, warranty projections and overhead rate projections. Changes in gross margin percentages have the effect of adjusting the current period earnings applicable to performance in prior periods.

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

Deferred Tax Assets

Through June 30, 2002, the Company had provided a full valuation reserve against its deferred tax assets. As of June 30, 2003, sufficient evidence of the Company’s ability to generate future taxable income became apparent and the Company reduced its valuation allowance to zero resulting in income tax benefits in the Company’s Consolidated Statements of Operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the valuation allowance quarterly.

Research and Development Costs

Company sponsored research and development costs are included as part of the general and administrative costs and were approximately $1,126,000, $1,597,000, and $957,000 during fiscal years ended June 30, 2003, 2002 and 2001, respectively. These activities include manufacturing, engineering and software research and development relating to the development of new products and product enhancements. Customer sponsored research and development costs incurred pursuant to contracts are accounted for as contract costs. There were no customer sponsored research and development costs for fiscal years 2003, 2002 and 2001.

Treasury Stock

Repurchased shares of the Company’s common stock are included in treasury stock at cost.

Stock-Based Compensation

At June 30, 2003, the Company had several stock-based compensation plans, which are described here fully in Note 11. The Company measures compensation expense for employee and director stock options as the aggregate difference between the market and exercise prices of the options on the date that both the number of shares the grantee is entitled to receive and the purchase price are known in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to stock-based employee compensation.

The disclosure requirements have been included in the following table (In Thousands, Except Per Share Data):

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	6/30/2003	6/30/2002	6/30/2001

Net Income, (Loss) as reported	$7,546	$2,959	$(7,139)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	97	141	322

Pro Forma Net Income (Loss)	$7,449	$2,818	$(7,461)

Earnings (Loss) Per Share:
Basic – as reported	$0.96	$0.38	$(0.89)
Basic – pro forma	$0.95	$0.36	$(0.93)
Diluted – as reported	$0.95	$0.38	$(0.89)
Diluted – pro forma	$0.94	$0.36	$(0.93)

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

The Company’s dilutive potential common shares consists of stock options. In calculating diluted earnings per share, approximately 61,000, and 17,000 dilutive potential common shares were included in fiscal year 2003 and 2002, respectively. The number of potentially dilutive common shares in 2001 was 60,000; however, they were not included in computing earnings per share since they would have had an antidilutive effect. The number of shares used in computing earnings per share is as follows:

	Years Ended June 30,
	2003	2002	2001

Basic	7,878,000	7,835,000	8,025,000
Dilutive	7,939,000	7,852,000	8,025,000

New Accounting Pronouncements

Effective January 1, 2003, the Company adopted SFAS No. 146, “Accounting for cost associated with Exit or Disposal Activities,” which addresses the recognition, measurement and reporting of costs that are associated with exit and disposal costs. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Severance costs incurred since January 1, 2003 have been recorded as incurred in accordance with the Standard.

Note 2 Accounts Receivable

	(In Thousands)
	2003	2002

Contract Receivables, Billed Amounts	$2,971	$1,765
Net Other	132	387

Total	$3,103	$2,152

Contract receivables include amounts under long-term contracts and subcontracts principally with the U.S. Government or its contractors. During the fourth quarter of fiscal year 2001, upon advice of legal counsel, the Company recorded a reserve for doubtful accounts for $657,000 against the collection of receivables related to the former U.K. operation. The U.K. operation wind down was completed in May 1999 and there had been no collections against these receivables as of June 30, 2001. During fiscal year 2002, the Company received payment for approximately $140,000 of the outstanding receivables. The remaining reserve for doubtful accounts related to the U.K. operation wind down was approximately $517,000 as of June 30, 2002. During fiscal year 2003, the Company received final payment for approximately $153,000, which was recorded as a reduction to selling, general and administrative expenses.

Note 3 Inventories

	(In Thousands)
	2003	2002

Work in Process	$—	$187
Raw Materials	657	1,343
Reserve for Excess & Obsolete	(115)	(610)

Total	$542	$920

Work in Process Inventory is valued using the specific identification cost method, but not in excess of net realizable value. Raw materials are valued at the lower of cost or market. The reserve for excess and obsolete inventory is based on an analysis of the specific parts, which includes an assessment of their potential use on future programs. Due to the reconfiguration of the Company into a smaller area, the Company disposed of a portion of its excess and obsolete raw materials inventory in fiscal years 2002 and 2003, which had been fully reserved in prior years.

Note 4 Property, Plant and Equipment

	(In Thousands)
	2003	2002

Land	$2,216	$2,216
Buildings/Improvements	21,592	21,236
Machinery and Equipment	3,812	10,985
Demonstration and Test Equipment	879	2,797

Total	28,499	37,234
Less Accumulated Depreciation	(17,669)	(25,411)

Total	$10,830	$11,823

The Company considers its facilities to be excessive for its present needs and is in the process of attempting to lease the excess facilities to third parties. The Company has consolidated operations into 90,000 square feet, which included outsourcing of certain activities and disposition of excess equipment and machinery, the majority of which was fully depreciated. Repairs and maintenance expense for the fiscal years ended June 30, 2003, 2002 and 2001 were $525,000, $530,000, and $713,000, respectively.

Note 5 Accrued Expenses and Other

	(In Thousands)
	2003	2002

Compensation	$191	$370
Vacation	268	345
Incentive Plans	323	573
Contract Losses	343	196
Other	352	488

Total	$1,477	$1,972

Note 6 Employee Benefit Plans

The Company has a 401K plan that was established in fiscal year 1999 and covers all employees. Employer contributions are based on a percentage of employee contributions and certain other restrictions as defined in the plan document. In addition, the Company may also make discretionary contributions at the end of the plan year. Employer contributions of approximately $92,000, $196,000, and $263,000 were expensed in the fiscal years 2003, 2002 and 2001, respectively. The maximum employer contribution was reduced from 3% to 1 1/2% effective September 1, 2002.

Note 7 Debt

On June 24, 1999, the Company entered into a four-year revolving credit facility (“Credit Facility”) totaling $12.5 million, with Mellon Bank, N. A., which was subsequently purchased by LaSalle Business Credit. Proceeds from the Credit Facility were used to pay the outstanding balance under the Company’s loan facility with its previous primary lender. There was no outstanding balance under the Credit Facility at June 24, 2003 when it expired. The Company is currently in discussions with several banks regarding a new Credit Facility.

Interest was payable monthly, in arrears, at a rate defined in the credit facility (6.75% at June 30, 2003.) The Company was required to pay certain fees as calculated by the bank. The unused line fee was equal to .50% per annum of the average daily unused balance. The agreement included a letter of credit fee equal to .75% per annum and a standby letter of credit fee equal to 1.5% per annum. There were no outstanding letters of credit at June 30, 2003.

The Credit Facility included certain covenants related to, among other things, working capital, tangible net worth, net income, cash flow and capital expenditures. In addition, the Company was not permitted to pay dividends and substantially all of the assets of the Company were pledged as collateral for the Credit Facility.

The Company was not in compliance with certain financial covenants required under the Credit Facility during fiscal year 2001. On November 5, 2001, the Credit Facility was amended whereby the Company paid a fee of $40,000 to resolve the prior non-compliance issues, adjust the future financial covenant requirements, reduce the line of credit from $12.5 million to $5.0 million and revise the fee structure. As of June 24, 2003, when the Credit Facility expired, the Company was in compliance with the amended covenants.

There have been no borrowings since July 13, 2001, and during the fiscal year the Company has maintained an average cash balance of approximately $5 million. Management believes that operational cash requirements will continue to be funded internally through the next fiscal year based on the cash balance of $7.7 million at June 30, 2003 and the positive cash projections for fiscal year 2004.

Note 8 Income Taxes

The continuing domestic component of income/(loss) before income taxes for the fiscal years ended 2003, 2002 and 2001 is $7.5 million, $2.7 million, and ($7.0) million, respectively.

The components of the benefit for income taxes are as follows for the years ended June 30, (in thousands):

	2003	2002	2001

Current:
Federal	$(29)	$—	$—
State	—	—	—

Subtotal	(29)	—	—

Deferred:
Federal	3,935	216	(160)
State	626	—	—

Subtotal	4,561	216	(160)

Benefit/(Provision) for Income Taxes	$4,532	$216	$(160)

The Company has cumulative federal net operating loss carryforwards of approximately $11.1 million, which expire between 2019 and 2022. In addition, the Company had available at June 30, 2003, cumulative net operating loss carryforwards of $18.0 million for Florida state income tax purposes, which expire between 2019 and 2022.

The tax effects of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities are as follows for the years ended June 30, (in thousands):

	2003		2002

	Asset	Liability	Asset	Liability

Revenue Recognized on Completed Contract for Tax Return and on Percentage of Completion for Financial Reporting	$—	$1,114	$—	$286
Federal Operating Loss Carryforwards	3,790	—	4,198	—
Federal Tax Credit Carryforwards	298	—	269	—
State Tax Loss Carryforwards	653	—	988	—
Difference between Book and Tax Depreciation	578	—	315	—
Capitalized Bid and Proposal Expense	256	—	96	—
Accruals Not Currently Deductible	100	61	353	61

Subtotal	5,675	1,175	6,219	347
Valuation Allowance	—	—	(5,933)	—

Total	$5,675	$1,175	$286	$347

A valuation allowance provided at June 30, 2002 related primarily to federal and state net operating loss carryforwards which were subject to uncertainty as to their ultimate realization. As of June 30, 2003 an evaluation concluded that it was more likely than not that the Company has the ability to realize the benefit of the deferred tax assets. The valuation allowances was reversed at June 30, 2003 resulting in an income tax benefit.

These deferred tax assets and liabilities are included in/or classified as follows on the Consolidated Balance Sheets for the years ended June 30, (in thousands):

	2003	2002

Deferred Income Tax Asset	$4,490	$—
Accrued Expenses and Other	$29	$—
Deferred Income Tax Liability	$—	$61

Differences between the statutory U.S. Federal Income Tax rate and the effective income tax rate reported in the financial statements are as follows for continuing operations for the years ended June 30:

	2003	2002	2001

Federal Statutory Rates	34.0%	34.0%	(34.0%)
Decrease/(Increase) in Taxes Resulting From:
State Income Taxes (after deducting Federal Income Tax Benefit)	0.0%	0.0%	0.0%
Valuation Allowance	(185.0%)	(43.4%)	35.0%
Other	1.0%	1.5%	1.3%

Total Provision/(Benefit) for Income Taxes	(150.0%)	(7.9%)	2.3%

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

Note 10 Shareholders Equity

On August 9, 2000, the Board of Directors authorized a plan to repurchase up to $3,000,000 of common stock during fiscal year 2001. A total of 727,000 shares of stock was repurchased in fiscal year 2001 for approximately $2,909,000 and is reflected as Treasury Stock, which is accounted for at cost.

On August 23, 2002, the Board of Directors authorized a plan to repurchase an additional $1,500,000 of common stock. As of June 30, 2003, no additional shares were repurchased.

On August 27, 1996, the Board of Directors declared a dividend distribution of one Right (a “Right”) for each outstanding share of the Company’s Common Stock to stockholders of record at the close of business on September 17, 1996. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share (a “Unit”) of Series B Junior Participating Preferred Stock, $0.10 par value per share at a purchase price of $40.00 per Unit, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated August 27, 1996 between the Company and Mellon Bank, N.A. as Rights Agent, as amended (the “Rights Agreement”). On August 9, 2000, the Board of Directors terminated the Rights Agreement and, as required under the Rights Agreement, on September 1, 2000, stockholders of record at the close of business on August 9, 2000 received $0.01 for each Right held.

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

The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected Dividend Yield	0.00%	0.00%	0.00%
Risk-free Interest Rate	3.45%	3.60%	6.22%
Expected Volatility	41.33%	41.89%	40.18%
Expected Life (in years)	6.00	6.00	6.00

There were 252,500, 47,000, and 152,500 options granted during fiscal years 2003, 2002 and 2001, respectively, with weighted average fair values of $1.40 in 2003, $1.56 in 2002, and $1.70 in 2001.

Under the Company’s 1998 Stock Incentive Plan, directors, officers and certain key employees may purchase the Company’s Common Stock at 100% of the fair market value of the shares on the date of grant. Vesting of options is determined by the Board of Directors. Generally, options granted based on performance in the previous fiscal year are exercisable on the date granted. Options granted to provide an incentive for future performance are exercisable one year from the date granted. All options expire ten years from the grant date. There were 600,000 shares reserved for issuance under the 1998 Plan. Options to purchase 252,500, 47,000, and 152,500 shares were granted under the plan during fiscal years 2003, 2002 and 2001, respectively.

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

A summary of stock option transactions for the fiscal years ended June 30, 2003, 2002 and 2001 are as follows:

	Shares Under	Weighted Average
	Option	Exercise Price

Balance at June 30, 2000	910,473	$5.63
Options Granted	152,500	3.47
Options Exercised	(54,337)	3.15
Options Terminated	(143,800)	9.03

Balance at June 30, 2001	864,836	$4.84

Options Granted	47,000	$3.40
Options Exercised	(10,000)	2.63
Options Terminated	(84,500)	8.73

Balance at June 30, 2002	817,336	$4.38

Options Granted	252,500	$3.10
Options Exercised	(48,586)	2.47
Options Terminated	(491,500)	3.56

Balance at June 30, 2003	529,750	$4.71

Options exercisable were 312,250, 817,336, and 804,836 at June 30, 2003, 2002 and 2001, respectively.

Stock options outstanding at June 30, 2003 are summarized as follows:

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$2.56-3.45	265,500	9 years	$2.91	98,000	$2.93
$3.50-4.38	168,000	7 years	$3.88	118,000	$3.85
$10.00	17,000	3 years	$10.00	17,000	$10.00
$10.75-11.50	79,250	2 years	$11.37	79,250	$11.37

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

Shares issued under the 1999 Employee Stock Purchase plan during fiscal years ended June 30, 2003, 2002, and 2001, were 5,828, 7,656, and 17,529, respectively. The fair value of shares issued during fiscal years 2003, 2002 and 2001 were $0.93, $0.74, and $0.64, respectively. The fair value of these shares was estimated using a Black-Scholes Option pricing model with the following weighted average assumptions for fiscal years:

	2003	2002	2001

Expected Dividend Yield	0.00%	0.00%	0.00%
Risk-free Interest Rate	3.45%	3.60%	6.22%
Expected Volatility	41.33%	41.89%	40.18%
Expected Life (in years)	6	6	6

The Company has available 1,000,000 authorized and unissued shares of $0.10 par value Preferred Stock. Shares may be issued from time to time in one or more series, each series having such special rights, privileges and preferences as may be determined by the Board of Directors at the time of issuance.

During fiscal year 1998, the Board of Directors and Stockholders approved a Director Equity Compensation Plan. Under the Plan, the members of the Company’s Board of Directors can choose to receive unrestricted shares of the Company’s Common Stock in lieu of 50% of the otherwise payable directors’ fees. A total of 75,000 shares of Common Stock were reserved for issuance under the Plan. During fiscal year 2001, the Board of Directors approved an additional 50,000 shares of the Company’s Common Stock for issuance under the Plan. During fiscal years 2002 and 2001, 2,667, and 4,354 shares, respectively, were issued under this Plan. There were no shares issued under this plan during fiscal year 2003.

On June 15, 1998, the Company entered into a Stock Purchase Agreement with its former Chief Executive Officer (CEO). In connection with this agreement, the CEO purchased 50,000 shares of common stock. The CEO paid $10,000 cash and issued a non-recourse Promissory Note to the Company in the amount of $146,250 in payment of the shares. The Promissory Note bears an interest rate of 5.58% and was repayable together with interest on June 15, 2002. On May 3, 2001, the Company extended the Employment Agreement with the CEO and the maturity date of the Promissory Note to July 1, 2002. The Promissory Note and accrued interest balance was $179,228 at June 30, 2002. The Promissory Note and accrued interest were paid in full on July 1, 2002.

As a result of the note receivable and related accrued interest being non-recourse to the CEO, the sale of stock has been treated as variable stock compensation arrangement. Compensation expense relating to the arrangement was not material in fiscal year 2003, 2002 or 2001.

Note 12 Business Segment Information

The Company operates in one segment; training. This segment includes the design and manufacture of training simulators.

Sales by Class of Customer

	(In Thousands)
	2003	2002	2001

U.S. Department of Defense
Direct	$16,968	$7,246	$11,847
Subcontract	13,567	24,715	16,878

Total U.S. Department of Defense	30,535	31,961	28,725

Foreign Governments	—	—	11

Total Foreign and Other	—	—	11

Total Sales	$30,535	$31,961	$28,736

Export Sales from the U.S. were not material for the fiscal year ended June 30, 2003, 2002 and 2001. Export sales do not include Foreign Military Sales through U.S. Government agencies and prime contractors of $416,000 in the fiscal year ended June 30, 2000. There were no Foreign Military Sales in the fiscal years ended June 30, 2003 and 2002.

Since the substantial portion of the Company’s revenue is attributable to long-term contracts with various government agencies, any factor affecting procurement of long-term government contracts, such as changes in government spending, cancellation of weapons programs and delays in contract award could have a material adverse effect on the Company’s financial condition and results of operations.

In fiscal year 2003, sales to Raytheon/Lockheed Martin JAVELIN Joint Venture (the “Joint Venture”) were $10.6 million or 35% of total sales. Sales to the United States Government were $17 million or 56% of total sales. Sales to Lockheed Martin Corporation (“Lockheed”) were $1.6 million or 5.4% of total sales.

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

Sales by Geographic Area

All of the Company’s Revenue’s, Operating Income and Long-Lived Assets are within the United States for the fiscal years ended June 30, 2003, 2002 and 2001.

Note 13 Summary of Quarterly Results (Unaudited)

	(In Thousands Except Per Share Data)
	September	December	March	June
2003	30	31	31	30

Net Sales	$7,353	$6,973	$8,851	$7,358
Gross Profit	2,780	2,272	2,700	2,362
Operating Income	911	840	645	622
Net Income	897	858	638	5,152
Income Per Common Share -
Basic and Assuming Dilution
Basic	0.11	0.11	0.08	0.66
Dilutive	0.11	0.11	0.08	0.65

As a result of the periodic review of estimated costs at completion and consideration of changes in facts and circumstances, revisions were made to the estimated cost to complete for certain contracts in the first, second, third and fourth quarters of fiscal year 2003. Gross margin adjustments on contracts resulted in additional income of approximately $1,000,000, $800,000, $400,000 and $600,000, during the first, second, third and fourth quarters of fiscal year 2003, respectively. The fourth quarter reflects the impact of reversing the tax valuation reserve of $4,561,000 based on an evaluation that concluded it was more likely than not that the Company has the ability to realize the benefit of the deferred tax assets.

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

Note 14 Commitments and Contingencies

The Company and its subsidiaries lease certain equipment under operating leases. Future minimum lease payments under all non-cancelable operating leases as of June 30, 2003 are as follows:

(In Thousands)
2004	$55
2005	15
2006	9

Total Minimum Lease Payments	$79

Rent expense under all operating leases was approximately $96,000, 406,000, and $435,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

During fiscal year 2001, the Company announced the formation of a strategic planning committee to evaluate various strategic alternatives for enhancing stockholder value including a potential sale of the Company. In order to retain critical employees, retention agreements were approved by the Board of Directors in May 2003 for 26 key employees whereby an incentive of 15-20% of their salaries would be payable in two increments: 25% at the date of the sale of the Company and 75% six months after the close of the sale. These payments totaling $300,000 will be recorded in the event the Company is sold.

As the Company reconfigured into a smaller space, certain activities were outsourced. Retention agreements were implemented in order to temporarily retain key employees whose jobs were outsourced during fiscal year 2003. Severance payments and retention bonuses totaling $115,000 were recorded based on the employees remaining with the Company through completion dates ranging from November 2002 through March 2003.

The Company is party to various legal proceedings arising from normal business activity. Management believes that the ultimate resolution of these matters will not have an adverse material effect on the Company’s financial condition or results of operations.

Note 15 Unusual Expenses

During fiscal year 2001, the Company reduced its operating costs by eliminating 105 employees or 35% of the total number of employees. Termination benefits associated with the reductions were approximately $1,418,000. Annual compensation savings associated with these actions were $4,300,000. All employee termination benefits related to the fiscal year 2002 reductions in workforce were paid by October 31, 2001.

During fiscal year 2002, the Company further reduced its operating costs by eliminating approximately 35 employees or 25% of the total remaining employees. Annual compensation savings associated with these actions were approximately $2.2 million. The employee termination benefits associated with the reduction in workforce totaled approximately $272,000. All termination benefits related to this reduction in force were paid in fiscal year 2002.

In April 2002, the Company announced that Dr. James C. Garrett, President and Chief Executive Officer would leave the Company at the end of June 2002. Severance costs of approximately $255,000 were recorded in June 2002, and are included in Accrued Expenses and Other. These costs were paid during fiscal year 2003.

In July 2002, the Company further reduced its operating costs by eliminating 15 employees or 11% of the remaining employees. The employee termination benefits associated with the reductions were approximately $197,000 and were recorded in fiscal year 2003. Annual compensation savings associated with theses actions were approximately $1,200,000.

During the first quarter of fiscal year 2003, retention agreements were implemented in order to temporarily retain 11 key employees whose jobs were outsourced due to the consolidation of the workforce into a smaller space. Severance payments and retention bonuses were earned as the employees were terminated based on the employees remaining with the Company through completion dates ranging from November 2002 through March 2003. As of March 31, 2003, all of these key employees left the Company and severance payments and retention bonuses totaling $100,000 were paid.

Note 16 Subsequent Events (unaudited)

On August 21, 2003 it was announced that the Company and Cubic Corporation (“Cubic”) signed a definitive agreement and plan of merger. Under the terms of the agreement, CDA Acquisition Corporation (“CDA”), a wholly owned subsidiary of Cubic, will make a tender offer for all of the outstanding shares of ECC common stock at a price of $5.25 per share, which will, if completed, result in an aggregate consideration to ECC’s stockholders of approximately $42.3 million. The offer commenced on August 27, 2003 and will expire, if not extended by CDA, at midnight Eastern Time on September 24, 2003. The tender offer, if successful, will be followed by a merger of CDA into ECC, with ECC being the surviving corporation and wholly owned subsidiary of Cubic.

The Board of Directors of ECC has unanimously approved the transaction and is recommending that stockholders tender their shares of ECC common stock to CDA in the tender offer. In addition, certain stockholders, including Warren Lichtenstein and Steel Partners II, L.P., holding approximately 36.6 percent of the outstanding common stock of ECC have agreed to tender their shares to CDA in the tender offer. The tender offer is subject to certain customary conditions, including the tender of at least a majority of ECC’s common stock on a fully diluted basis.

Under the terms of the Merger agreement each unvested option to purchase the common stock of the Company shall be accelerated and become vested and exercisable. At the time of the consumation of the merger, each unexpired and unexercised option to purchase the common stock of the Company shall be terminated and each holder of an option shall be paid in full satisfaction of each option, a cash payment in an amount equal to the excess of $5.25 over the exercise price of the option less any income or employment or other tax withholding required.

If successful, the merger will result in annual limitations on the ability to utilize the net operating tax loss carryforwards (See Note 8 to the consolidated financial statements).

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

The Company has nothing to report under this item.

Item 9A Controls and Procedures

Based on their evaluation, as of a date within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10 Directors And Executive Officers of the Registrant

Directors

The following table and narrative sets forth information regarding the principal occupation, other directorships, committee memberships and age of each of the current directors of the Company.

(As of August 26, 2003)

Name	Age

Julian J. Demora	77
James R. Henderson	45
Jesse Krasnow	53
Warren G. Lichtenstein	37
Merrill A. McPeak	67
Robert F. Mehmel	41

     Julian J. Demora became a director in 1992. Mr. Demora is President of the construction and development company, Key Realty and Development, Inc.

     James R. Henderson became a director in 1999. Mr. Henderson has been employed by Steel Partners, Ltd., for 3 years and is currently the Vice President of Operations. He was previously employed for 3 years by Ayden Corporation, most recently as President and Chief Operating Officer. Prior to that he was employed by Unisys Corporation. Mr. Henderson has been on the Board of Directors since 1999. Mr. Henderson served as Interim Chief Executive Officer from July 1, 2002 until March 2, 2003. Mr. Henderson continued to serve as a consultant to ECC through June 30, 2003, at which time his Consulting Agreement was terminated. See “Employment and Severance Agreements.” Mr. Henderson serves on the Board of Directors of SL Industries, Inc.

     Jesse L. Krasnow became a director in 1976. Mr. Krasnow is a Partner in the private investment firm of Sirius LLC.

     Warren G. Lichtenstein became a director in 1999. Mr. Lichtenstein has been a managing member of Steel Partners LLC, which is the general partner of Steel Partners II, LP, since January 1996. Prior to that, Mr. Lichtenstein was Chairman and a director of Steel Partners, Ltd., from 1993 until January 1996. Mr. Lichtenstein serves on the Boards of Gateway Industries, Inc., WebFinancial Corporation, Tandycrafts, Inc., SL Industries, Inc., and United Industrial, Inc.

     Merrill A. McPeak became a director in 1995. He served over twenty years in senior United States Air Force positions, culminating in four years as Chief of Staff from 1990 through 1994, retiring with the rank of General. General McPeak has served as President of McPeak & Associates, a consulting company, since 1994. General McPeak serves on the Boards of Directors of Tektronix, Inc., and Centerspan Communications, Inc.

     Robert F. Mehmel became a director in 2000. Mr. Mehmel has been an Executive Vice President of Business Operations and Strategy for DRS Technologies since January 2000. Previously, he served as Director of Corporate Development for Jabil Circuit from July 2000 to January 2001. Prior to that, he was Vice President of Planning for L3 Communications from April 1997 to July 2000.

Executive Officers

The following table sets forth certain information concerning the executive officers of the Company who are not also directors.

Name Age Position(s) with Company

Name	Age	Position(s) with Company

Robert L. Collins	56	Chief Executive Officer
Melissa A. Van Valkenburgh	50	Chief Financial Officer

     Robert L. Collins became Chief Executive Officer on March 3, 2003. Mr. Collins, who retired from active duty as a naval aviator from the United States Marine Corps in 1977, has most recently been president of Taper-Lok Corp. in Houston, Texas. Prior to this, he spent seven years with Compaq Computer Corporation. His last position with Compaq was the Director of Software Business Development for their Industry Standard Server Group. He has also served for sixteen years in numerous positions, including Director of Marketing and Vice President of International Operations for Star Technologies and as Vice President of the Graphicon Division of Star Technologies, a developer of real time computer image generation systems. Mr. Collins holds a B.A. from the University of Texas and an MBA from Harvard University.

     Melissa A. Van Valkenburgh has been Secretary and Chief Financial Officer since March 1999. Ms. Van Valkenburgh is a Certified Public Accountant who most recently was Controller of Applied Materials Incorporated at their Austin, Texas site. She previously served for 17 years at Rockwell International where she was Controller of several of its Defense Electronic Divisions. Prior to that, she worked in public accounting with Deloitte & Touche for 5 years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company’s officers and directors and greater than ten percent stockholders (collectively “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to, or any written representations received by, it, the Company believes that with respect to the fiscal year ended June 30, 2003 and all prior fiscal years, all Reporting Persons complied with all applicable filing requirements.

Item 11 Executive Compensation

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive an annual fee of $20,000 for serving on the Board of Directors, a fee of $1,000 for each Board and Committee meeting attended, and $500 for each special teleconference committee meeting that exceeds one-half hour. Effective August 21, 2003, the Board of Directors approved an increase in the fee paid to the Audit Committee Chairman, Mr. Jesse L. Krasnow, due to the volume of preparation required for each Audit Committee meeting. The fee for each Audit Committee meeting was increased from $1,000 to $2,000 for the Audit Committee Chairman. The Chairman of the Board of Directors, currently Merrill McPeak, is paid annual fees of $40,000 plus $1,000 for each Board and Committee meeting attended and $500 for each special teleconference meeting that exceeds one-half hour. Mr. McPeak does not receive any additional compensation for his participation on the Audit Committee.

     In accordance with the 1997 Director Equity Compensation Plan, upon election the Chairman of the Board of Directors receives options to purchase 25,000 shares of Common Stock and thereafter receives options to purchase 5,000 shares of Common Stock for each annual election to the Chairman’s position. Other directors elected to the Board of Directors receive options to purchase 10,000 shares of Common Stock upon election with exception of Messrs. Lichtenstein and Henderson.

     Beginning in fiscal year 2001, each member of the Board of Directors has the option to make an annual election to receive their compensation in either cash only or half-cash and half-stock. During fiscal year 2003, no election was made to receive compensation in stock.

Summary Compensation

     The following table sets forth for each of the last three fiscal years certain information concerning the compensation of the Company’s Chief Executive Officer during the fiscal year ended June 30, 2003 and the other executive officers of the Company, whose compensation exceeded $100,000 during the fiscal year ended June 30, 2003 (the “Named Executive Officers”).

Summary Compensation Table

			Annual Compensation				Long	All Other
Name and Principal Position	Year		Salary		Bonus		Term	Compensation(1)

Robert L. Collins	2003	(2)	$61,538	(4)	$31,399	(4)	50,000	$64,128
Chief Executive Officer
Melissa A. Van Valkenburgh	2003		$160,000		$45,216	(4)	0	$8,713
Vice President, Finance	2002		$160,000		$48,864	(5)	15,000	$19,718
Chief Financial Officer	2001		$160,000		$2,500	(6)	8,000	$71,433
James R. Henderson	2003	(3)	$230,000	(7)	$85,000	(8)	50,000	$52,115
Former Interim Chief Executive Officer

(1)	Includes the following: (a) relocation/housing allowance for Messrs. Collins and Henderson of $63,487 and $20,614, respectively; (b) the Company’s contributions under the Executive Savings Plan in 2003 for Ms. Van Valkenburgh of $1,385; (c) the Company’s match to the 401K Plan in 2003 for Mr. Collins and Ms. Van Valkenburgh of $462 and $2,862, respectively; (d) taxes paid by the Company for Ms. Van Valkenburgh of $1,207; (e) life insurance premiums paid for Mr. Collins and Ms. Van Valkenburgh of $129 and $3,259, respectively and (f) Board fees of $31,500 paid to Mr. Henderson.

(2)	Became Chief Executive Officer on March 3, 2003.

(3)	Mr. Henderson served as the Interim Chief Executive Officer of the Company from July 1, 2002 until March 2, 2003. He continued to serve as a consultant to the Company through June 30, 2003. See, “Certain Relationships and Related Transactions” for a description of the Consulting Agreement between Mr. Henderson and the Company.

(4)	Consists of bonuses earned during fiscal year 2003, but paid during fiscal year 2004.

(5)	Consists of bonuses earned during fiscal year 2002, but paid during fiscal year 2003.

(6)	Consists of bonuses earned during fiscal year 2001, but paid during fiscal year 2002.

(7)	The compensation was paid directly to Steel Partners, Ltd. pursuant to the Consulting Agreement dated July 1, 2002.

(8)	Consists of bonus of $75,000 paid to Mr. Henderson in January 2003, and a bonus of $10,000 that was earned during fiscal year 2003 and will be paid in fiscal year 2004.

Option Grants

     The following table sets forth certain information concerning grants of stock options made during the fiscal year ended June 30, 2003 to each of the Named Executive Officers. The Company granted no stock appreciation rights during the fiscal year ended June 30, 2003.

Option Grants In Last Fiscal Year

	Individual Grants
					Potential Realizable Value
	Number of	Percent of Total			at Assumed Annual Rates of
	Securities	Options			Stock Price Appreciation
	Underlying	Granted to	Exercise		for Option Term (1)
	Options	Employees in	Price Per	Expiration
Name	Granted	Fiscal Year	Share (2)	Date	5%	10%

Robert L. Collins	50,000	23%	$3.96	03/04/13	$124,521	$315,561
Melissa A. Van Valkenburgh	15,000	7%	$2.89	12/16/12	$27,263	$69,089
James R. Henderson	5,000	2%	$2.65	08/23/12	$8,333	$21,117

(1)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the option holder.

(2)	All options were granted at fair market value as determined by the Board of Directors of the Company on the date of the grant.

Option Exercises and Year-End Values

     No options were exercised by any of the Named Executive Officers during the fiscal year ended June 30, 2003. The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers on June 30, 2003. No stock appreciation rights were exercised during fiscal year 2003 by the Named Executive Officers or were outstanding at year-end.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values

	Number of Securities	Value of Unexercised In-
	Underlying Options at	the-Money Options at
	Fiscal Year End	Fiscal Year-End(1)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable

Robert L. Collins	0/50,000	$0/$17,000
Melissa A. Van Valkenburgh	58,000/15,000	$63,550/$21,150
James R. Henderson	5,000/0	$8,250/$0

(1)	Value based on the last sales price per share ($4.30) of the Company’s Common Stock on June 30, 2003, as reported on the American Stock Exchange, less the exercise price.

Equity Compensation Plan Information

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders(1)	508,500	$4.72	299,914
Equity Compensation Plans Not Approved by Security Holders	—	$0.00	—

Total	508,500	$4.72	299,914

(1)	Consists of the Company’s 1986 Non-Qualified Option Plan, the 1991 Stock Option Plan and the 1998 Stock Incentive Plan.

Employment and Severance Agreements

     In August 1999, Ms. Melissa Van Valkenburgh entered into an employment agreement with the Company. Pursuant to this agreement, she is entitled to receive continuing base salary, which is currently $160,000 annually, and benefits for up to 24 months in the event of a termination of employment or resignation by Ms. Van Valkenburgh for “good reason” due to a Change in Control (as defined in such agreement). Ms. Van Valkenburgh also entered into a non-competition and non-solicitation agreement pursuant to which she is prohibited from competing with the Company for a period of two years after the termination or cessation of employment from the Company. If consummated, the Offer will be a Change in Control pursuant to Ms. Van Valkenburgh’s employment agreement. Pursuant to her employment agreement, “good reason” means significant diminution in Ms. Van Valkenburgh’s title, authority or responsibilities or any reduction in base salary.

     On July 1, 2002, Mr. James R. Henderson entered into a consultant agreement with the Company (the “Consulting Agreement”). Mr. Henderson is employed and compensated by Steel Partners, Ltd. From July 1, 2002 to March 2, 2003, Mr. Henderson was the Interim Chief Executive Officer of the Company. Mr. Henderson continued to serve as a consultant to ECC through June 30, 2003, at which time the Consulting Agreement was terminated. Pursuant to the Consulting Agreement, the Company paid Steel Partners, Ltd. $20,000 per month plus necessary and approved travel expenses.

     On February 20, 2003, Mr. Robert L. Collins entered into an employment agreement with the Company for employment as the Company’s Chief Executive Officer at an annual salary of $200,000, plus a bonus with a target range of 0% to 50% of his annual salary. Pursuant to this agreement, Mr. Collins is entitled to receive six months of severance should he be removed from his position as a result of a Change in Control (as defined in such agreement) and the elimination or “significant alteration” of his duties. Pursuant to this agreement, “significant alteration” shall mean termination, demotion or relocation of the Company’s offices outside a twenty-five (25) mile radius from its current location. If consummated, the Offer will be a change in control pursuant to Mr. Collins’ employment agreement.

Item 12 Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, as of August 21, 2003, regarding beneficial ownership of the shares of Common Stock of each director and each executive officer of the Company named in the Summary Compensation Table below, all directors and executive officers of the Company as a group, and each person who is known by the Company to beneficially own more than five (5%) percent of the Company’s Common Stock.

	Shares of Common Stock		Percentage of Outstanding
Name of Beneficial Owner	Beneficially Owned(1)		Shares of Common Stock(2)

5% Stockholders:
Dimensional Fund Advisors, Inc.	590,464	(3)	7.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
Franklin Resources, Inc.	519,200	(4)	6.6%
77 Mariners Island Blvd
San Mateo, CA 94404
Steel Partners II, L.P.	2,290,200	(3)	29.2%
150 East 52nd Street, 21st Floor
New York, NY 10022
Directors:
Julian J. Demora	489,776	(6)	6.2%
James R. Henderson	5,000	(7)	*
Jesse Krasnow	109,252	(8)	1.4%
Warren G. Lichtenstein	2,300,200	(9)	29.3%
Merrill A. McPeak	132,725	(10)	1.6%
Robert F. Mehmel	15,000	(11)	*
Other Named Executive Officers:
Robert L. Collins	50,000	(12)	*
Melissa A. Van Valkenburgh	73,557	(13)	*
All directors and executive officers as a group (8 persons)	3,175,510	(14)	38.6%

*	Percentage is less than 1% of the total number of outstanding shares of Common Stock.

(1)	The number of shares of Common Stock beneficially owned by each person or entity is determined under rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power, and also includes any shares which the person or entity has the right to acquire within 60 days after August 21, 2003. Any references in these footnotes to stock options held by a person shall refer only to stock options currently exercisable or exercisable within 60 days after August 21, 2003. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(2)	For purposes of this table, the total number of shares outstanding and the number of outstanding shares of Common Stock for each person is adjusted to include the number of shares of Common Stock subject to stock options held by such person.

(3)	On February 12, 2003, Dimensional Fund Advisors Inc., filed a Schedule 13G pursuant to Section 13 of the Exchange Act and the rules promulgated thereunder reporting its beneficial ownership of shares of Common Stock. Dimensional Fund Advisors Inc. reported sole dispositive and voting power over 590,464 of such beneficially owned shares of Common Stock.

(4)	On February 14, 2002, Franklin Resources, Inc., filed a Schedule 13G pursuant to Section 13 of the Exchange Act and the rules promulgated thereunder reporting its beneficial ownership of shares of Common Stock. Franklin Resource, Inc., reported sole dispositive and voting power over 519,200 of such beneficially owned shares of Common Stock.

(5)	The foregoing is derived from information provided by Steel Partners II, L.P. Steel Partners II, L.P., reported sole dispositive and voting power over 2,290,200 of such beneficially owned shares of Common Stock.

(6)	Includes 484,776 shares which are held in trust for the benefit of Mr. Demora and 5,000 shares subject to outstanding stock options.

(7)	Consists of 5,000 shares subject to outstanding stock options.

(8)	Includes 20,100 shares which are held in trust for the benefit of Mr. Krasnow’s three children, 84,152 shares held jointly by Mr. Krasnow and his wife, and 5,000 shares subject to outstanding stock options.

(9)	Includes shares described in (5) and 5,000 shares owned directly by Mr. Lichtenstein and 5,000 shares subject to outstanding stock options. Mr. Lichtenstein is the managing member of Steel Partners LLC, which is the general partner of Steel Partners II, LP, and as a result, may be considered the beneficial owner of the shares held by Steel Partners II, LP, although Mr. Lichtenstein disclaims such beneficial ownership, except as to his pecuniary interest therein.

(10)	Includes 95,000 shares subject to outstanding stock options.

(11)	Consists of 15,000 shares subject to outstanding stock options.

(12)	Includes 50,000 shares subject to outstanding stock options.

(13)	Includes 73,000 shares subject to outstanding stock options.

(14)	Includes the shares described in notes 6-13 above.

Item 13 Certain Relationships and Related Transactions

     Pursuant to a Consultant Agreement between James R. Henderson, the Company’s former Interim Chief Executive Officer and a Director (the “Consulting Agreement”), the Company paid Steel Partners, Ltd., $20,000 per month plus necessary and approved travel expenses. Warren Lichtenstein, a Director of the Company, is an affiliate of Steel Partners, Ltd., based on his ownership of Steel Partners, Ltd., directly and through Steel Partners II, LP, and by virtue of his positions as President and Chief Executive Officer of Steel Partners, Ltd. Mr. Lichtenstein is the sole managing member of the general partner of Steel Partners II, LP. Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock of Steel Partners, Ltd., owned by Steel Partners II, LP. (except to the extent of his pecuniary interest in such shares of Common Stock). The Consulting Agreement was terminated effective June 30, 2003.

Item 14 Principal Accountant Fees and Services

Not applicable.

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  (1) and (2) Financial Statements

The financial statements filed as part of this Annual Report are listed in the Index to Consolidated Financial Statements on page 15. Schedules other than those so listed are omitted for the reason that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto.

     (3)  Exhibits

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Certificate of Incorporation (4)
3.2	By-Laws (1)
4.1	Form of Common Stock Certificate (4)
10.5 *	Form of Stock Option Agreement for Outside Directors (6)
10.8 *	Form of Director’s and Officer’s Agreement to Defend and Indemnify (2)
10.12	Lease between ECC International Corp and State of Wisconsin Investment Board for the premises 2900 Titan Row, Orlando, Florida (5)
10.16 *	ECC International Corp Executive Savings Plan (5)
10.23*	Director Equity Compensation Plan (7)
10.28*	1998 Stock Incentive Plan (9)
10.30*	Stock Purchase Agreement dated as of June 15, 1998 by and between the Company and James C. Garrett (9)
10.31*	Promissory Note dated as of June 15, 1998 by and between the Company and James C. Garrett (9)
10.32*	Consulting Agreement dated as of April 1, 1998 by and between the Company and George W. Murphy (9)

Exhibit
No.	Description

10.33*	Non-Competition and Non-Solicitation Agreement dated as of April 1, 1998 by and between the Company and George W. Murphy (9)
10.37	Loan and Security Agreement dated June 24, 1999 by and between the Company and Mellon Bank, N.A (10)
10.38	1999 Employee Stock Purchase Plan (11)
10.39	Agreement dated September 16, 1999 by and between the Company, Steel Partners II, L.P. and Warren G. Lichtenstein (12)
10.41*	Amendment and Restated Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and James C. Garrett (12)
10.43*	Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and Glenn Andrew (12)
10.44*	Employment Agreement dated August 9, 1999 by and between the Company and Melissa Van Valkenburgh (12)
10.45*	Non-Competition and Non-Solicitation Agreement dated August 9, 1999 by and between the Company and Melissa Van Valkenburgh (12)
10.48	Forbearance Agreement and Fourth Amendment to Loan and Security Agreement by and among ECC International Corp., ECC Vending Corp., Educational Computer Corporation International, and Standard Federal Bank National Association dated November 5, 2001 (14)
10.49*	Consultant Agreement dated July 1, 2002 by and between the Company and James R. Henderson (15)
10.50	Agreement and Plan of Merger by and among Cubic Corporation, CDA Acquisition Corp. and ECC International Corp., dated August 26, 2003 (16)
10.51	Offer to Purchase, dated August 27, 2003 (17)
21	Subsidiaries of the Registrant (8)
23	Consent of PricewaterhouseCoopers, LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or other compensatory plan or arrangement

Exhibit
No.	Description

1	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (Commission File No. 001-8988)
2	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (Commission File No. 001-8988)
3	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1991 (Commission File No. 001-8988)
4	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1993 (Commission File No. 001-8988)
5	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1995 (Commission File No. 001-8988)
6	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1994 (Commission File No. 001-8988)
7	Incorporated by reference to Annex A of the Registrant’s Definitive Schedule 14A filed with the SEC on October 27, 1997 (Commission File No. 001-8988)
8	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1997 (Commission File No. 001-8988)
9	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended June 30, 1998 (Commission File No. 001-8988)
10	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 8, 1999 (Commission File No. 001-8988)
11	Incorporated by reference to the Registrant’s Definitive Schedule 14A filed on October 28, 1998 (Commission File No. 001-8988)

12	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (Commission File No. 001-8988)
13	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (Commission File No. 001-8988)
14	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 (Commission File No. 001-8988)
15	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 001-8988)
16	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2003 (Commission File No. 001-8988)
17	Incorporated by reference to the Registrant’s Solicitation Statement on Schedule 14D-9 filed on August 27, 2003 which incorporates by reference the Schedule TO filed by CDA Acquisition Corp. on August 27, 2003 (Commission File No. 001-8988)

(b) Reports on Form 8-K

None.

Schedule II-Valuation and Qualifying Accounts
For the Years Ended June 30, 2003, 2002, and 2001
(In Thousands)

		Additions
		Charged to	Charged to
	Beginning	Costs and	Other		Ending
Description	Balance	Expenses	Accounts	Deductions	Balance

Inventory Reserve
2001	$2,164	$1,282	$—	$(634)	$2,812
2002	2,812	150	122	(2,474)	610
2003	610	109	—	(604)	115
Allowance for Doubtful Accounts
2001	—	657	—	—	657
2002	657	—	—	(140)	517
2003	517	—	—	(517)	—
Valuation Allowance for Deferred Tax Assets
2001	4,382	2,686	—	—	7,068
2002	7,068	—	—	(1,135)	5,933
2003	$5,933	$—	$—	$(5,933)	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECC INTERNATIONAL CORP.

By:

Melissa Van Valkenburgh
Chief Financial Officer

Date: September 3, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, by a majority of the Board of Directors.

/s/ James R. Henderson	)
)
James R. Henderson, Principal Executive Officer	)
and Director	)
)
/s/ Julian J. Demora	)
)
Julian Demora, Director	)
)
/s/ Jesse L. Krasnow	)
)
Jesse L. Krasnow, Director	)	September 3, 2003
)
/s/ Warren G. Lichtenstein	)
)
Warren G. Lichtenstein, Director	)
)
/s/ Merrill A. McPeak	)
)
Merrill A. McPeak, Chairman of the Board	)
)
/s/ Robert F. Mehmel	)
)
Robert F. Mehmel, Director	)
)
/s/ Robert L. Collins	)
)
Robert L. Collins, Chief Executive Officer	)
)
/s/ Melissa A. Van Valkenburgh	)
)
Melissa A. Van Valkenburgh, Principal Financial Officer	)