Form 10-K/A
period 2003-06-30
ECC INTERNATIONAL CORP
filed 2003-09-09
CIK 31660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-K/A

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

An amended Form 10-K was filed on September 9, 2003 to correct the Deferred Tax Asset and Total Liabilities balances on the Consolidated Balance Sheet and in Note 8 to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

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

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure – an Amendment of FAS 123” which amends SFAS No. 123 “Accounting for Stock Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosure of the method of accounting for stock based compensation and the effect of the method on reported results. See note 1 in the Notes to the Consolidated Financial Statements.

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

See accompanying notes to the consolidated financial statements

ECC INTERNATIONAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 and 2002
(In Thousands, Except Share and Per Share Data)

	2003	2002

ASSETS
Current:
Cash	$7,727	$6,280
Accounts Receivable	3,103	2,152
Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts	13,253	9,458
Inventories	542	920
Prepaid Expenses and Other	151	274
Deferred Tax Assets	1,832	—

Total Current Assets	26,608	19,084

Property, Plant and Equipment, Net	10,830	11,823
Deferred Tax Assets	2,668	—
Other Assets	17	32

Total Assets	$40,123	$30,939

LIABILITIES
Current:
Accounts Payable	$4,008	$2,121
Accrued Expenses and Other	1,477	1,972

Total Current Liabilities	5,485	4,093
Deferred Income Taxes	—	61

Total Liabilities	5,485	4,154

COMMITMENTS AND CONTINGENCIES (Notes 14 and 16)
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.10 par; 1,000,000 shares authorized; None issued and outstanding	—	—
Common Stock, $0.10 par; 20,000,000 shares authorized; 8,632,022 shares issued and 7,905,022 outstanding in 2003; 8,577,608 shares issued and 7,850,608 outstanding in 2002	863	858
Note Receivable from Stockholder	—	(168)
Capital in Excess of Par	25,627	25,493
Retained Earnings	11,057	3,511
Treasury Stock at cost, 727,000 shares	(2,909)	(2,909)

Total Stockholders’ Equity	34,638	26,785

Total Liabilities and Stockholders’ Equity	$40,123	$30,939

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

	2003	2002

Deferred Income Tax Asset	$4,500	$—
Deferred Income Tax Liability	$—	$61

Differences between the statutory U.S. Federal Income Tax rate and the effective income tax rate reported in the financial statements are as follows for continuing operations for the years ended June 30:

	2003	2002	2001

Federal Statutory Rates	34.0%	34.0%	(34.0%)
Decrease/(Increase) in Taxes Resulting From:
State Income Taxes (after deducting Federal Income Tax Benefit)	0.0%	0.0%	0.0%
Valuation Allowance	(185.4%)	(43.4%)	35.0%
Other	1.0%	1.5%	1.3%

Total Provision/(Benefit) for Income Taxes	(150.4%)	(7.9%)	2.3%

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

     Robert L. Collins became Chief Executive Officer on March 3, 2003. Mr. Collins, who left active duty as a naval aviator from the United States Marine Corps in 1977, has most recently been president of Taper-Lok Corp. in Houston, Texas. Prior to this, he spent seven years with Compaq Computer Corporation. His last position with Compaq was the Director of Software Business Development for their Industry Standard Server Group. He has also served for sixteen years in numerous positions, including Director of Marketing and Vice President of International Operations for Star Technologies and as Vice President of the Graphicon Division of Star Technologies, a developer of real time computer image generation systems. Mr. Collins holds a B.A. from the University of Texas and an MBA from Harvard University.

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

	Shares of Common Stock		Percentage of Outstanding
Name of Beneficial Owner	Beneficially Owned(1)		Shares of Common Stock(2)

5% Stockholders:
Dimensional Fund Advisors, Inc.	590,464	(3)	7.5%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401
Franklin Resources, Inc.	519,200	(4)	6.6%
77 Mariners Island Blvd
San Mateo, CA 94404
Steel Partners II, L.P.	2,290,200	(5)	29.2%
150 East 52nd Street, 21st Floor
New York, NY 10022
Directors:
Julian J. Demora	489,776	(6)	6.2%
James R. Henderson	5,000	(7)	*
Jesse Krasnow	109,252	(8)	1.4%
Warren G. Lichtenstein	2,300,200	(9)	29.3%
Merrill A. McPeak	132,725	(10)	1.6%
Robert F. Mehmel	15,000	(11)	*
Other Named Executive Officers:
Robert L. Collins	50,000	(12)	*
Melissa A. Van Valkenburgh	73,557	(13)	*
All directors and executive officers as a group (8 persons)	3,175,510	(14)	38.6%

*	Percentage is less than 1% of the total number of outstanding shares of Common Stock.

(1)	The number of shares of Common Stock beneficially owned by each person or entity is determined under rules promulgated by the SEC. Under such rules, beneficial ownership includes any shares as to which the person or entity has sole or shared voting power or investment power, and also includes any shares which the person or entity has the right to acquire within 60 days after August 21, 2003. Any references in these footnotes to stock options held by a person shall refer only to stock options currently exercisable or exercisable within 60 days after August 21, 2003. Unless otherwise indicated, each person or entity referred to above has sole voting and investment power with respect to the shares listed. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of such shares.

(2)	For purposes of this table, the total number of shares outstanding and the number of outstanding shares of Common Stock for each person is adjusted to include the number of shares of Common Stock subject to stock options held by such person.

(3)	On February 12, 2003, Dimensional Fund Advisors Inc., filed a Schedule 13G pursuant to Section 13 of the Exchange Act and the rules promulgated thereunder reporting its beneficial ownership of shares of Common Stock. Dimensional Fund Advisors Inc. reported sole dispositive and voting power over 590,464 of such beneficially owned shares of Common Stock.

(4)	On February 14, 2002, Franklin Resources, Inc., filed a Schedule 13G pursuant to Section 13 of the Exchange Act and the rules promulgated thereunder reporting its beneficial ownership of shares of Common Stock. Franklin Resource, Inc., reported sole dispositive and voting power over 519,200 of such beneficially owned shares of Common Stock.

(5)	The foregoing is derived from information provided by Steel Partners II, L.P. Steel Partners II, L.P., reported sole dispositive and voting power over 2,290,200 of such beneficially owned shares of Common Stock.

(6)	Includes 484,776 shares which are held in trust for the benefit of Mr. Demora and 5,000 shares subject to outstanding stock options.

(7)	Consists of 5,000 shares subject to outstanding stock options.

(8)	Includes 20,100 shares which are held in trust for the benefit of Mr. Krasnow’s three children, 84,152 shares held jointly by Mr. Krasnow and his wife, and 5,000 shares subject to outstanding stock options.

(9)	Includes shares described in (5) and 5,000 shares owned directly by Mr. Lichtenstein and 5,000 shares subject to outstanding stock options. Mr. Lichtenstein is the managing member of Steel Partners LLC, which is the general partner of Steel Partners II, LP, and as a result, may be considered the beneficial owner of the shares held by Steel Partners II, LP, although Mr. Lichtenstein disclaims such beneficial ownership, except as to his pecuniary interest therein.

(10)	Includes 95,000 shares subject to outstanding stock options.

(11)	Consists of 15,000 shares subject to outstanding stock options.

(12)	Includes 50,000 shares subject to outstanding stock options.

(13)	Includes 73,000 shares subject to outstanding stock options.

(14)	Includes the shares described in notes 6-13 above.

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

Melissa Van Valkenburgh
Chief Financial Officer

Date: September 9, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, by a majority of the Board of Directors.

/s/ James R. Henderson	)
)
James R. Henderson, Principal Executive Officer	)
and Director	)
)
/s/ Julian J. Demora	)
)
Julian Demora, Director	)
)
/s/ Jesse L. Krasnow	)
)
Jesse L. Krasnow, Director	)	September 9, 2003
)
/s/ Warren G. Lichtenstein	)
)
Warren G. Lichtenstein, Director	)
)
/s/ Merrill A. McPeak	)
)
Merrill A. McPeak, Chairman of the Board	)
)
/s/ Robert F. Mehmel	)
)
Robert F. Mehmel, Director	)
)
/s/ Robert L. Collins	)
)
Robert L. Collins, Chief Executive Officer	)
)
/s/ Melissa A. Van Valkenburgh	)
)
Melissa A. Van Valkenburgh, Principal Financial Officer	)